Form 10-K
period 1994-12-31
SHARED TECHNOLOGIES INC
filed 1995-04-17
CIK 817632

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-K

          _ X _ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1994

          _ _ _ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD _ _ _ TO _ _ _

                             Commission File Number  0-17366
                                                      -------
                                 SHARED TECHNOLOGIES INC.
                                --------------------------
               (Exact name of registrant as specified in its charter)
                      Delaware                               87-0424558
           ---------------------------------------     --------------------
          (State or other jurisdiction of             (I.R.S. Employer
            Incorporation or organization)             Identification No.)


          100 Great Meadow Road, Suite 104
          Wethersfield, Connecticut                         06109
          ---------------------------------------           ------
          (Address of principal executive offices)         (Zip Code)

          Registrant's telephone number, including area code:
                                                            (203) 258-2400
                                                             -------------
          Securities registered pursuant to Section 12(b) of the Act:
                                                                 None
                                                                 ----------
          Securities registered pursuant to Section 12(g) of the Act:
                              Common Stock, $.004 par value
                              ------------------------------
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes_ _ X _ _    No _ _ _ _

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
          Form 10-K. [   ]

          The aggregate market value of the registrant's Common Stock held by nonaffiliates as of April 13, 1995 was approximately
          $14,029,058, based on the average of the closing bid and asked prices as reported on such date in the over-the-counter market.

          Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of April 13, 1995

                             7,624,412 shares of Common Stock
                                      $.004 par value
                                       --------------
          The following document is hereby incorporated by reference into
          Part III of this Form 10-K: The registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 1995 to be filed with the Securities and Exchange Commission in definitive form on or before April 28, 1995.

                                       PART I
          Item 1.
          -------

          Business
          --------

               (a) General Development of Business - Shared Technologies Inc., which was incorporated on January 30, 1986, its subsidiaries and affiliated partnerships (collectively, the "Company") are engaged in providing shared tenant services ("STS") to tenants of modern, multi-tenant office buildings. As an STS provider, the Company generally obtains the exclusive right from a building owner (the "Owner/Developer") to install an on-site communications system, called a private branch exchange ("PBX"), or an off-site communications system, called centrex, and to market telecommunications and office automation services and equipment to tenants.

               In May 1991, the Company acquired the stock of Boston Telecommunications Company (BTC), a provider of STS in the Boston area. The Company paid $1,097,000 consisting of acquisition cost less cash received of $197,000, stock purchase warrants valued at $300,000 and a $600,000 promissory note payable. In May 1989, the Company acquired interests in four entities providing STS in the greater Chicago area from Shared Services, Inc. and I.S.E., Inc. for $180,000. Additionally, in February 1989, the Company purchased the stock of Multi-Tenant Services, Inc. (MTS) a former division of BellSouth Corporation for $4,048,000 of which $391,000 was paid in cash and in payment of the balance the Company assumed existing lease obligations. MTS was a provider of STS in nine metropolitan areas.

               The Company is a provider of telecommunications services and equipment, including basic telephone equipment, local and long-distance network services and on-site maintenance. The Company also offers its customers data services, as well as data processing and office automation equipment, service and support.
           Additionally, the Company sells and rents cellular telephones in several locations both to its existing customers and the general marketplace.

               In December and October 1993 the Company commenced management and subsequently completed the acquisition of certain assets and liabilities of Road and Show South, Ltd. and Road and Show Cellular East, Inc., respectively. The purchase price for South was $1,261,611 which represents $46,111 cash and an obligation to issue 221,000 shares of the Company's common stock.
           The purchase price for East was $750,245 which represents $209,245 cash and an obligation to issue 108,200 shares of the Company's common stock. The number of shares of common stock related to these acquisitions was adjusted on December 1, 1994 based on the price of the Company's common stock at that date, for which an aggregate of 64,966 additional shares will be issued. As of December 31, 1994, no shares of common stock had been issued for the East acquisition. The shares in connection with the South acquisition have been issued, but have not been delivered pending the outcome of certain claims against, and by, the former owners of South (see Note 16 of Notes to Consolidated Financial Statements).

               In June 1994, Shared Technologies Inc., completed its acquisition of the partnership interests of Access Telecommunication Group, L. P. ("Access") for $9,000,000, subject to certain post closing adjustments. The $9,000,000 includes $4,000,000, paid at closing with the proceeds from the private placement sale of approximately 1,062,000 shares of the Company's Common Stock, and the issuance to the sellers of 400,000 shares of Series E Preferred stock, valued at $1,500,000 and 700,000 shares of Series F Preferred stock valued at $3,500,000.

               (b) Recent Developments - During 1992, the Company completed a restructuring due to its working capital deficit and the maturity of its principal financing arrangements which were due to the FDIC, as receiver for the Company's principal lender. The restructuring included Shared Technologies Inc. and all of its subsidiaries. The restructuring resulted in the Company recording a gain of $5,162,000 before related expenses of $1,361,000 for consulting fees related to the restructuring and income taxes of $45,000. As a result of the restructuring, approximately $900,000 of vendor payables and $1,500,000 of capital lease obligations were forgiven and $3,300,000 of vendor payables were converted to three year non-interest bearing notes payable (see Note 7 of Notes to Consolidated Financial Statements). Additionally, a settlement agreement was entered into with the Federal Deposit Insurance Corporation ("FDIC") as receiver for the Company's principal lender which resulted in the Company paying off its term loan and revolving credit arrangements and recognizing a gain of approximately $2,700,000 (see Note 3 of Notes to Consolidated Financial Statements). In April 1994 the Company entered into a settlement agreement which provides for the payment of $750,000 plus interest at 10% which resulted in an accrued extraordinary loss of $150,000 in 1993.

               In connection with the restructuring, the Company also raised equity capital of approximately $5,780,000 from certain institutional investors, net of expenses. Such offering was exempt from registration based upon Regulation S. A firm, one of whose principals is a director and stockholder of the Company served as underwriter for the offering. The Company paid this firm underwriting commissions and expenses totaling $446,750 for the offering. No other parties to the restructuring were affiliated with the Company. The Company also entered into agreements with Series A and B Preferred Stockholders to convert their holdings, including $327,920 of the accrued dividends related thereto, into Series C Preferred Stock. As part of this conversion, $40,990 of the accrued dividends was forgiven by the stockholders (see Note 9 of Notes to Consolidated Financial Statements).

               In September 1992 the Company effected a one-for-four reverse stock split of Common Stock and increased the par value of Common Stock from $.001 to $.004 per share. All per share amounts contained herein have been retroactively adjusted to reflect this split.

               (c) Financial Information about Industry Segments - The Company is engaged in one industry segment, the telecommunications industry, providing a wide range of telecommunications and office automation services and equipment.

               (d)  Narrative Description of Business

               (1) (i)  Products and Services

          Shared Tenant Services (STS)
          ----------------------------
               As an STS provider, the Company generally obtains the exclusive right from a building owner (the "Owner/Developer") to install an on-site communications system, called a private branch exchange ("PBX"), or an off-site communications system, called centrex, and to market telecommunications and office automation services and equipment to tenants. An STS project requires significant expenditures for capital equipment and installation costs. The initial cost of capital equipment to establish STS in a new building ranges from $50,000 to $300,000 with additional start-up working capital requirements ranging from $10,000 to $100,000.

               The STS provider often leases space within the building for on-site support staff. STS provides an Owner/Developer with an important building amenity and provides a tenant with the availability of one-stop shopping for a wide range of telecommunications and office automation equipment and services as well as on-site training, maintenance and support, without any capital investment.

               The Company's services are provided to its customers under the concept of one-stop shopping for basic telecommunications, voice and data transmission, and office automation services and equipment which include:

               -Access to cost-effective centralized digital switching -Broad selection of telephone equipment
               -Discounted, quality long-distance service

               -Local telephone service
               -System maintenance, management and administration
               -Customized call reporting and billing
               -Office automation equipment including computer, facsimile and peripherals
               -On-site training and assistance
               -Cable and wiring design and maintenance
               -Equipment service and support
               -Cellular sale and rental

               To date, the Company has concentrated primarily on developing the telephone portion of its business. The Company's telephone services consist of selecting and installing telephone equipment on tenants' premises and providing ongoing service to train tenants, to perform moves, adds and changes, and to maintain the telephone equipment. Tenants are quoted a monthly charge for leased equipment which includes a rental fee for the equipment, a charge for access to the PBX owned by the Company and installed in the buildings or to the centrex service, and a local access charge based on the cost of the trunk lines which connect the building to the central office of the local telephone company. In addition, tenants are charged for special services and usage, including IN-WATS lines, dedicated circuits, directory listings, local message units (where applicable), directory assistance, credit card calls, third-party billing calls, and long-distance at a discount from the standard rates charged by long distance providers.

               As the telecommunications business is established in each building, the Company increases its emphasis on the sale or lease of personal computers and peripherals, and the marketing of computer time sharing, voice mail, message centers, local area networks for computers, voice messaging, facsimile transmission, copying equipment and data transmission. The Company also sells computer equipment and peripherals, and sells or rents cellular phones, to customers who are not tenants in buildings in which it provides STS.

               The Company provides a monthly statement to each customer delineating all STS charges. The Company bills for the prior month's usage, installation, moves, adds and changes on the first of the following month. The statements also include equipment, local and system access and other special service charges in advance for the succeeding month. The local access charge reflects the cost to the Company of the trunk lines connecting the building to the central office of the local telephone company and is levied on the Company by the local telephone company. In general, the Company passes this cost through to tenants.

               Customers are billed for all telecommunications usage, including long-distance calls. Currently, the Company offers a discount of 15% to 40% from the AT&T direct distance dial published rates, which discounts can be changed by the Company on 30 days' notice. The Company currently purchases long-distance services from many providers. The Company estimates that by efficiently managing its long-distance network, it can provide long-distance services at a discount of up to 40% of the AT&T direct distance dial rates.

          Facilities Management Services (FMS)
          ------------------------------------
               The Company provides facilities management services to customers who have a preference or requirement for a dedicated PBX system. Certain of these customers own their own equipment, and the Company provides management and maintenance for that equipment. The Company also has facilities management contracts with customers who have leased equipment owned by the Company, including PBX and handset equipment. The Company's objective with these customers is to become the provider of choice for all long distance, local access and system features, if those services are not part of the initial contract.

          Cellular
          ----------
               Through its subsidiary Shared Technologies Cellular, Inc., ("STC") the Company is a provider of short-term portable cellular telephone services in the United States. STC rents portable cellular telephones, primarily to travelers, persons organizing and attending special events such as conventions and sporting events, as well as local businesses and government agencies. Through the acquisitions (collectively, the "Road and Show Acquisition") of certain assets from Road and Show Cellular East, Inc., and Road and Show South, Ltd. (collectively, "Road and Show"), in December 1993, STC obtained a national distribution network, including relationships with national car rental companies and hotels, which STC has significantly expanded since that date.

               STC markets its cellular telephone service principally through car rental agencies, airlines, hotels and telephone companies. STC has agreements with the Hertz Corporation ("Hertz") and National Car Rental System Inc. ("National") to offer its portable telephones at designated car rental locations, primarily at airport terminals throughout the United States. These agreements provide that no competing services may be offered at any location covered. STC's agreements with Hertz and National are terminable by either party upon 120 and 90 days' notice, respectively. In addition, the Company markets its cellular telephone services at conventions and sporting events.

               STC has also operated as a direct reseller of cellular services to corporate and high volume individual customers at selected locations in Connecticut since 1989 and has provided such services in Dallas, Texas as a sales agent for one of the two local cellular carriers since July 1994.


          Equipment
          ---------
               The Company offers its telecommunications services through either a PBX or centrex-based system.

               A PBX is a telecommunications switch that has the following characteristics:

               -is owned by a private user, not a telephone company -automatically switches incoming and outgoing calls over trunk lines so that dedicated telephone lines are not required
               -functions like a telephone company central office, except that it is under the direct control of its owner
               -offers more features than are typically available through private business lines, key systems or centrex services -is typically capable of handling from 100 to 2,000 users

               The Company owns or leases PBXs and other equipment manufactured by InteCom Inc., Northern Telecom, AT&T, NEC and Mitel. This equipment can be acquired from a variety of sources. The Company employs its own technicians to maintain its PBXs, which have, on average, an estimated useful life of approximately eight to twelve years. From time to time, the Company upgrades its PBXs by adding additional software and hardware which can increase the capabilities and extend the useful life of a PBX beyond the ordinary eight to twelve year period.

               An alternative to the PBX is digital centrex, a service offered by the local regulated telephone company. Recently, a number of local telephone companies have enhanced their digital centrex offerings to be more competitive with PBXs in terms of both features and price. In addition, some telephone companies have petitioned their local regulatory commission to permit them to negotiate pricing with large users (defined as a company using over 100 lines), rather than charging tariffed rates. In response to these developments, the Company has entered into an arrangement with Illinois Bell to provide service in downtown Chicago via digital centrex, eliminating the need for a PBX in each building, and has entered into an exclusive agreement with the Owner/Developers of two buildings to provide STS/centrex. Additionally, in 1993 the Company began providing centrex services in Indianapolis.

               The Company offers a full range of customer premise equipment, including telephones, computers and peripherals, and facsimile and voice mail equipment compatible with its PBX and centrex-based systems. The Company has no long-term contracts establishing the price at which it acquires equipment, but can negotiate pricing due to the availability of multiple sources of supply.

          STS Buildings
          -------------

               As of December 31, 1994, the Company was providing STS to tenants in 93 buildings located in 15 metropolitan areas. In those cities where the Company provides STS to tenants in more than one building, the Company is able to realize significant operating economies by sharing management, administrative, sales and technical staff across a number of buildings. The following table sets forth as of December 31, 1994, on a city-by-city basis, the Net Leasable Square Feet and the Potential Lines of Service in each building where the Company provides STS to tenants as estimated by management.

                                  Net       Potential  Number of      Number
                                Leasable    Lines of    Lines in        of
                 City           Sq. Ft.      Service    Service     Buildings
          -----------------   ------------  ---------  ----------  ------------
          Atlanta, GA            3,777,000     12,589       3,552             9
          Birmingham, AL         1,435,000      1,450       1,157             3
          Boston, MA             4,846,000     15,144       2,660            11
          Chicago, IL            3,567,000     11,890       3,145             9
          Hartford, CT           2,032,000      6,773       3,408             9
          Los Angeles, CA          895,000      2,983         212             2
          Mahwah, NJ               625,000      1,067       1,069             2
          Memphis, TN              320,000      1,067         181             1
          Nashville, TN            972,000      3,240         776             2
          New Orleans, LA        3,226,000      9,511       3,371             5
          Phoenix, AZ            2,484,000      8,280       2,426            12
          Indianapolis, IN       1,044,000      3,480         945             9
          Seattle, WA            4,482,000     14,940       2,840             8
          Dallas, TX            10,125,000     26,591       5,662            11
          Myrtle Beach, SC         140,000        155          20             1
                                ----------     ------      ------            --
          TOTAL                 39,970,000    119,160      31,424            93
                                ----------     ------      ------            --

               Of the potential 119,160 lines of service, the Company has under contract 31,424 lines (26.4%). Accordingly, management believes that the opportunity exists for the Company to increase penetration and revenues in the buildings to which it currently provides STS.

          Owner/Developer Agreements
          --------------------------

               In most buildings where it provides STS, the Company or its assignor has entered into a contractual agreement ("Owner/Developer Agreement") with the building Owner/Developer.
           Subject to specific provisions contained in certain Owner/Developer Agreements, the Owner/Developer Agreements generally grant the Company the exclusive right to provide STS in the building and the Owner/Developer is precluded from entering into a "materially similar arrangement" with a third party. In addition, the Company is granted a right of first refusal in the building for the offering of additional STS, such as telephone answering services, word and data processing, telex, copier services and certain other STS. The term of the agreement is generally for ten years and may contain one or two five-year renewal options.

               The Owner/Developer Agreements generally provide for the payment of royalties to the Owner/Developer which may be based on a percentage of gross revenues or on a percentage of rental, sale and service income or net long-distance revenues. Such royalty payments may commence at the initial service date, at some later date, typically 18 to 24 months after the Company commences to provide STS to the building, or at the time the Company achieves a certain level of market penetration in the building.

               The Company is responsible for the costs and expenses incurred in operating and maintaining the STS equipment in the building and must obtain the Owner/Developer's approval to make any modification in the STS equipment which would affect the building structure. The agreement is assignable by the Owner/Developer upon the sale of the building. Certain Owner/Developers also have the right to purchase the Company's STS equipment in the building at a nominal or fair market price if the agreement is terminated.

               Each Owner/Developer Agreement either contains a lease, or references a separately executed lease, for the space necessary for the Company's on-site personnel and equipment. These leases generally provide for a deferral of rental payments until a certain occupancy percentage has been obtained in the building, or a certain period of time, typically 12 to 24 months, after the Company commences operations.

          Tenant Contracts
          ----------------
               The Company is a party to a Master Shared Tenant Services Agreement ("Tenant Contract") with substantially all of its customers. The Tenant Contract contains terms and conditions governing the provision of STS. Subsequent to signing a Tenant Contract, tenants submit individual customer orders for specific equipment rentals and STS. In addition to the typical Tenant Contracts for STS, the Company has agreements with several tenants who have their own PBX to maintain the system and manage the tenant's telephone call billing system, and the Company receives a monthly fee for its services.

               The Company generally signs contracts for a period of five years or a term coterminous with the customers lease in the building. The Company has contracts ranging from month to month to five years. The Company feels it has staggered the contracts such that there is no time when a material amount of contracts come due at the same time. Additionally, the Company does not have any individual contracts which are material.

               (ii) Government Regulation

               As a provider of telephone services, the Company's operations are materially affected by regulatory developments on both a federal and state level. The Federal Communications Commission ("FCC") regulates interstate communications and the state public utility commission ("PUCs") regulate intrastate communications. The FCC has determined that STS providers, sharing a PBX and related equipment within the same premises, should be characterized as end users, as opposed to interexchange carriers for access charge purposes, thereby entitling them to a more favorable rate structure. Although there is currently no major effort underway to modify the existing FCC regulatory scheme with regard to STS providers, any change in the liability of such providers for access charges or any substantial change with regard to other regulatory constraints could have a material adverse effect on the Company's business. PUCs may regulate STS providers through direct regulatory requirements as well as through the terms, conditions of service and rates contained in the tariffs of the underlying local exchange carrier covering service offerings to STS providers. To date, the Company has, to some degree, elected to operate in states which maintain a comparatively favorable regulatory environment for STS providers sharing a PBX and related equipment. All of the states in which the Company now operates do not currently require a certification of or otherwise directly regulate STS providers with the exception of Alabama, which has granted such certification to the Company. The Company also has obtained certification to resell certain intrastate long-distance services in California, which requires such certification. Although at present none of these states have any proceeding or other effort underway to materially modify their regulatory treatment of such STS providers, no assurance can be given that such proceedings will not be initiated in the future. Further, regulatory agencies in many states have not yet generally addressed the issue of sharing centrex lines and the regulatory consequences of such operations are uncertain; however, the Company to date has only engaged in sharing centrex lines in states (Illinois and Indiana) where regulatory agencies have expressly permitted such operations.
          The Company intends to expand its use of centrex lines to additional states in the future. It will take appropriate measures to investigate the regulatory environment in each state and intends to comply with applicable requirements for sharing of these lines on a state-by-state basis.

               (iii)  Marketing

               The Company employs a marketing concept involving the establishment of a hub STS building in close proximity with other satellite STS buildings which can be managed by one regional director and which share sales and administrative and technical personnel.

               After an appropriate building has been identified, the Company begins marketing its services to the Owner/Developer to obtain the exclusive right to provide STS in the building. On occasion, an Owner/Developer will issue a formal request for proposal and seek competitive bids. Once agreement with the Owner/Developer has been reached, marketing efforts with tenants are commenced. Tenant marketing occurs during the leasing process of a building, which is during the planning stage of the tenant's move. The Company also has the opportunity to increase penetration in highly leased and popular buildings by:

               - When there is a new tenant replacing a moving out tenant, the Company is invited by the leasing manager to present the "building's communication amenity package" provided by the Company.

               - When a current tenant who is up for lease renewal, the leasing manager will again recommend that the tenant consider using the "building's communication amenity package" provided by the Company.

               In most cases the building management company or the building owners point out to the perspective lessee or renewal tenant the cost savings by taking advantage of the "building's communication amenity package" which can save the perspective company between $1.25 and $1.75 per square foot.

               Typically, the Company's marketing initially concentrates on working in conjunction with the building's leasing agent to provide STS to prospective tenants. Once the tenant has committed to a lease, marketing efforts are focused on tenant subscription to the STS offerings within the building.

               The Company's customers consist primarily of small to
          medium-size tenants, such as brokerage, accounting and law firms.
           While the majority of the Company's customers are tenants in STS buildings, the Company also provides services and sells and leases equipment to end-users who are not located in STS buildings.

               (iv) Patents, Trademarks, Licenses, Franchises, Concessions

               See Item 1(d) (i) - "Owner/Developer Agreements" herein. Additionally, Shared Technologies Inc. is a registered trademark.
            The Company does not operate any franchises. However, the Company's subsidiary STI Cellular Franchise Corp., is engaged in franchise operations relating to the rental of portable cellular telephones.

               (v)  Seasonality

               While the Company's STS business is not generally seasonal, the Company has experienced, over the last several years, a reduction in local and long distance revenues in the month of December which is believed to be associated with the holiday season.

               (vi)  Working Capital

               To date, the Company has funded its working capital shortfall through borrowings and sales of its securities. See
          Item 1(a) - "General Development of Business"; "Management's Discussion and Analysis of Results of Operations and Financial Condition". The Company requires working capital due to the nature of its business which requires an upfront capital investment that is recovered over a period of time.

               In May 1994, the Company entered into an agreement with a bank for $5,000,000 in financing. The financing provides for a $1,000,000 two-year term loan, six months interest only, with quarterly amortization and a balloon payment of $700,000 and a $4,000,000 secured revolving credit line for expansion in the core business, aggregate draws converted semi-annually to a three-year term loan with level monthly amortization. These loans bear interest at the bank's prime rate plus 2% and are secured by certain assets of the Company. The Company has issued a warrant to the bank for 184,000 shares of Common Stock.

               (vii)  Dependence on a Single Customer

               No single customer or building accounts for 10% or more of the Company's revenues. The Company's business is not dependent upon a single or a few customers.

               (viii)  Backlog

               At any given period the Company maintains new contracts signed but not yet installed due to the term of the contract which further adds to this backlog. The number of additional lines not yet installed related to new contracts cannot be determined due to changes that occur through the installation date. Therefore, backlog information cannot be quantified.

               (ix)  Competition

               While the Company competes with other STS providers to obtain exclusive STS rights from the Owner/Developer of an STS office building, this competition is not severe due to the number of office buildings available, their location and the location of an appropriate STS provider.

               The Company believes its competitive advantage is city based. The Company has operations in some cities where it is the only STS provider. In this case the competitive advantage is with the Company. The Company has offices across the country with many developers and is not dependent on any developer for any material amount of business.

               The sale of telecommunication services is a competitive business. The major discriminating factors for telecommunication buyers are price and service. The Company provides on site technical service to most of its buildings. The Company feels it can offer a superior level of service to its customers, since the Company provides all aspects of telecommunication services and takes responsibility for the complete satisfaction of its customer. This differs from multi-vendor environments where responsibility is fragmented.

               The Company prices its products in a competitive environment. Due to this the Company has to remain flexible with its pricing. The Company's main competitive advantages are the Company's ability to negotiate a lower per minute rate with long-distance vendors due to volume discounts and the elimination of up-front capital expenditures for customers due to equipment rentals from the Company.

               When the Company obtains the exclusive STS rights for a building, it then must compete with local telephone companies, long distance telephone service suppliers and equipment/system suppliers in the solicitation of tenants in the building to subscribe to its services. Local telephone companies are regulated and, in the case of the Bell operating companies and the general telephone operating companies, cannot sell long-distance telephone service. Local telephone companies can sell lines or trunks from their local central office and centrex service directly to the tenant. Local telephone company services are subject to tariff regulation and such entities do not typically offer office automation products. Long-distance telephone service suppliers (such as AT&T, MCI and Sprint) typically offer volume discount plans and market to tenants directly, but do not at this time generally provide local telephone service.

               The Company must also compete with equipment/system suppliers and distributors who sell PBXs and other office automation equipment and who provide or arrange for installation, maintenance and service of such equipment. Major companies such as AT&T, Northern Telecom, NEC and Siemens compete in this area.

               (x)  Employees

               As of March 15, 1995, the Company employed 278 persons; 17 in management, 79 in administration, 161 in sales and service and 21 in technical positions. The Company's employees are not represented by a union. The Company regards its relations with its employees to be good.


          Item 2.
          -------

          Property
          --------

               The Company does not own any real estate and has no present plans to purchase any real estate. The Company's principal executive offices are leased and are located at 100 Great Meadow Road, Suite 104, Wethersfield, Connecticut 06109.

               The Company leases space for its on-site staff and its PBX equipment in many of the buildings in which it operates an STS project. (See Note 14 of Notes to Consolidated Financial Statements herein for information concerning the Company's leases at December 31, 1994.) These leases are for offices located in the following buildings:

          ATLANTA                            MAHWAH, NJ
          Atlanta Financial Center           Crossroads Corporate Center
          Atlanta Plaza
          Buckhead Plaza                     MEMPHIS
          Crown Pointe                       Morgan Keegan Tower
          The Terraces
          Park Central
                                             NASHVILLE

          BIRMINGHAM                         Third National
          Riverchase Galleria                Financial Center
          Riverchase Galleria                Dominion Tower
                                             Highland Ridge

          BOSTON                             NEW ORLEANS
          One International Place            Lakeway Center
          World Trade Center Boston          Metairie Galleria
          Rowes Wharf                        Place St. Charles
          Marketplace Center
          75 State Street

          CHICAGO
          Chemical Plaza                     PHOENIX
          North Pier                         Biltmore Financial Center
          Oakbrook Terraces                  Camelback Esplanade
          One Financial Place                24th & Highland
          Sherman Place                      2600 N. Central Avenue
          LaSalle Atrium                     Paradise Village Office Park
          Gateway Chicago

          HARTFORD                           SEATTLE
          CityPlace                          Columbia Seafirst Center
          100 Pearl Street                   Koll Center Bellevue
          Putnam Park                        Koll Market Place Tower
                                             Two Union Square
          LOS ANGELES                        1000 Second Avenue
          Citicorp Center                    Skyline Tower
                                             Fourth & Blanchard
          STAMFORD
          Metro Center                       INDIANAPOLIS
                                             The Pyramids
                                             101 West Ohio Street
          DALLAS
          Texas Commerce Tower
          Texas Commerce Bank-Las Colinas
          2121 San Jacinto Street
          Maxus Tower
          Abrams Center
          Bryan Tower
          Dallas Market Center
          Plaza of the Americas
          Preston Sherry Plaza
          2001 Ross Avenue
          4641 Production Drive
          Infomart


          Item 3.
          -------
          Legal Proceedings
          -----------------

               In 1993, the Company settled a lawsuit with The New York State Convention Center Operating Corp. ("CCOC"), which arose in connection with the Company's operations at the Jacob K. Javits Convention Center in New York City, which operations were terminated in December, 1991. However, as part of the termination of such operations, the Company's departure from the Convention Center resulted in the termination of its agreement with Tel-A-Booth Communications, Ltd. ("Tel-A-Booth"), the payphone service provider for the building.

               Tel-A-Booth is currently in a Chapter 7 bankruptcy proceeding, pursuant to which the Company is listed as a creditor of Tel-A-Booth in the amount of $300,000.

               The Company is named as a co-defendant in a lawsuit brought by Tel-A-Booth arising out of the termination of its agreement with the Company. The lawsuit, which was commenced in New York State Supreme Court, County of New York, on January 10, 1992 is now proceeding toward trial. Tel-A-Booth has claimed damages of $10,000,000, primarily for lost profits. The Company has asserted various counterclaims against the plaintiff. The Company views that it has substantial defenses to the plaintiff's claims, and, based on information obtained from discovery, the Company believes that the plaintiff suffered no recoverable damages.

               In addition to the above matters, the Company is a party to various legal actions, the outcome of which, in the opinion of management, will not have a material impact on the Company's financial condition and results of operations (see Notes 14 and 16 of Notes to Consolidated Financial Statements).


          Item 4.
          -------
          Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
               None.


                                       PART II

          Item 5.
          -------
          Market for Registrant's Common Stock and Related Stockholder
          Matters
          -----------------------------------------------------------------

               The Company's shares of Common Stock (trading symbol: STCH) have been quoted and traded in the over-the-counter market since December 13, 1988. Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                   BID                  ASK
                          --------------------   ------------------
               1994         HIGH        LOW       HIGH      LOW
          First Quarter    $4 1/8     $2 7/8     $4 5/8      $3
          Second Quarter    3 3/4      3 1/8       4       3 3/8
          Third Quarter     5 1/8      2 1/2     5 3/8     2 3/4
          Fourth Quarter    4 5/8      3 5/8       5         4

                                   BID                  ASK
                          --------------------   ------------------
               1993         HIGH        LOW       HIGH      LOW
          First Quarter      $7         $4         $7 1/4   $4 5/8
          Second Quarter    4 7/8      3 1/2      5 1/4       4
          Third Quarter     5 3/4      2 1/2        6         3
          Fourth Quarter    5 5/8      3 1/8        6       3 1/2

          Number of beneficial holders of the Company's Common Stock as of December 31, 1994 is 1,196.


          Item 6.
          -------
          Selected Financial Data
          -----------------------
          The following table sets forth the selected financial data of the Company for each of the last five years. Financial statements for 1991 and 1990 are not presented in this filing. Such selected financial data were derived from audited consolidated financial statements not included herein. The selected financial data of the Company should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K. In September 1992 the Company effected a one-for-four reverse stock split of common stock and increased the par value of common stock from $.001 to $.004 per share. Weighted average common shares outstanding and per share information have been retroactively adjusted to reflect this split. All amounts, except per share amounts, are in thousands.

     Statement of Operations
     Data:                       1994       1993      1992       1991      1990
     ----------------------   -------   --------  --------   --------     ----
     Revenue                  $45,367    $25,426   $24,077    $23,172   $21,804
     Gross margin              19,195     10,912     9,254      6,358     5,786
     Selling, general
       and administrative
      expenses                 16,972     10,102     9,959     10,717    10,246
     Operating income(loss)     2,223        810     (705)    (4,359)   (4,460)
     Interest expense, net      (359)      (438)     (290)    (1,268)     (950)
     Minority interest in
       net (inc.)losses of
      subsidiaries              (128)       (82)      (37)          4        29
     Loss on settlement
       agreement                    -          -         -          -     (489)
     Extraordinary Item -
      Loss) gain on
      restructuring                 -      (150)     3,756          -         -
     Income tax benefits          550      -         -          -         -
     Net income (loss)          2,286        140     2,724    (5,623)   (5,869)
     Net income (loss) per
       common share               .27      (.04)       .59     (1.59)    (1.63)
     Weighted average common
       shares outstanding       6,792      5,132     4,063      3,730     3,601
     Cash dividends declared
       per preferred share        .29        .32       .30        .30         -
     Cash dividends paid
       per preferred share        .29        .32       .38        .18         -
     Cash dividends declared        -          -         -          -         -
       or paid per common
       share
     Balance Sheet Data:
     Working capital deficit   (3,691)  ($ 3,874) ($ 4,506)  ($15,615)  ($5,751)
     Total assets              37,925     20,601    18,752     18,436    14,531
     Notes payable,
       convertible promissory
      notes payable,other
       long-term debt (incl.
       current portion) and
       redeemable preferred
       stock                    4,727      3,719     4,745     10,030     6,927
     Stockholders' equity
      (deficit)                20,881      9,302     6,034    (3,148)     (999)

          Item 7.
          -------
          Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
          Financial Condition
          -------------------

               Results of Operations
               ---------------------

               Shared Technologies' revenues rose to a record $45,367,000 in 1994, an increase of $19,941,000 or 78% over 1993 revenues of $25,426,000. This was a substantial increase over the 6% and 4% increases in 1993 and 1992 respectively. Acquisitions were the major contributors to revenue growth in 1994 and 1993 respectively.

               $8,942,000 of the 1994 revenue increase was attributable to the June 1994 acquisition of Access Telecommunication Group, L.P. ("Access"). Another $8,017,000 was due to the expanded operations of the Cellular division. The Cellular division was dramatically expanded in the fourth quarter of 1993 through the acquisition of Road and Show East and Road and Show South nationwide rental phone business ("Road and Show"). The Company also continued to expand operations at existing locations. The remaining revenue increase of $2,982,000 was achieved mainly at existing shared tenant services ("STS") locations.

               The Company's revenue of $25,426,000 for the year ended December 31, 1993 represented an increase of $1,349,000 or 6%, over the year ended December 31, 1992. Of this increase, $288,000 was due to an increase in STS revenue and $256,000 was due to an increase in Facilities Management Services ("FMS") revenue. The remaining increase of $805,000 was attributable to the fourth quarter acquisitions of Road and Show.

               Gross margin dipped slightly in 1994 to 42.3% of revenues from 42.9% of revenues in 1993. This drop was the result of significant changes in the Company's revenue mix in 1994.

               The FMS and Cellular Service divisions grew dramatically in 1994 due to the acquisitions mentioned earlier. The FMS division revenues accounted for 14.3% of the total revenues in 1994 as compared to 6.0% in 1993, and the Cellular division revenues were responsible for 22.5% of total revenues in 1994 as compared to 8.7% in 1993. The STS division accounted for 63.2% of total revenues in 1994 as compared to 85.3% in 1993.

               Although the change in sales mix resulted in only a small change in overall gross margin, each division produced gross margin at a different rate. STS cost of revenues as a percentage of revenue increased slightly in 1994 resulting in gross margin of 45.2% versus gross margin of 46.4% in 1993. The main reason for the decrease was the addition of several STS buildings through the acquisition of Access. These buildings historically have achieved lower gross margins than those at existing STS locations The FMS division produced a gross margin of 20.4% in 1994 which is up from 16.9% in 1993. The FMS division focuses on the sale of long distance services outside the STS buildings, and operates in a competitive environment which prevents high gross margin. Improved margin was achieved through increased sales volume and lower rates negotiated in 1994. The Cellular division produced a gross margin of 48.2% in 1994 which is up from a 27.1% gross margin produced in 1993. The rental component of the Cellular division was greatly expanded through the acquisition of Road and Show in the fourth quarter of 1993. Cellular rental revenues produce gross margins near 50%.

               Gross margin increased to 42.9% of revenues for the year ended December 31, 1993 compared to 38.4% of revenues for the year ended December 31, 1992. This improvement was due almost entirely to the improved margin on long distance and local access services as a result of increased volume which enabled the Company to negotiate better rates with its vendors.

               Pretax income increased by $1,446,000 or 499% to a record $1,736,000 from $290,000 in 1993. This compares to a $1,322,000 increase in 1993 from a pretax loss of $1,032,000 in 1992.

               These increases were achieved through increased sales volume, and reductions in selling, general and administrative expenses as a percentage of revenue. Selling, general and administrative expenses as a percentage of revenue, continued to drop in 1994, down to 37% from 40% in 1993. This improvement was made through the synergies created with the acquisition of Access and management's ongoing efforts to contain overhead costs.

               Selling, general and administrative expenses as a percentage
          of revenue dropped to 40% in 1993 compared to 41% for 1992.   The
          decrease was achieved despite the addition of 10 new STS buildings and the acquisition of Road and Show which added approximately $200,000 of selling general and administrative expenses. The improvement was due to a decrease in consulting expenses associated with the settlement of certain obligations of the Company, settlement of the Javits litigation for less than previously provided and the capitalization of startup costs associated with certain new operations.

               During 1994 the Company was successful in controlling interest expense despite the addition of $2,300,000 of new, interest bearing, debt. Interest expense decreased to $522,000 in 1994 from $529,000 in 1993. Interest expense, net of interest income, increased $148,000 in the year ended December 31, 1993 compared to the year ended December 31, 1992 due to approximately $292,000 accrued related to estimated interest and penalty payments to taxing authorities that may arise from late payments.

               Effective January 1, 1993, the Company implemented Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes", (SFAS 109). This statement requires the adoption of an asset and liability approach to accounting for income taxes. The Company's income tax provision is substantially less than the amount derived by applying the federal statutory rates to pre-tax income principally due to the availability of net operating loss carryforwards from prior years. As discussed in the Notes to the Company's financial statements, for the year ended December 31, 1994, the Company had recorded a tax benefit of $550,000, and reserved the balance of approximately $7,357,000 through a valuation allowance.

          SFAS No. 109, requires that the Company record a valuation allowance when it is "more likely than not the some portion or all of the deferred tax asset will not be realized". The ultimate realization of this deferred tax asset depends on the ability to generate sufficient taxable income in the future. While management believes that the total deferred tax asset may be fully realized by future operating results together with tax planning opportunities, the losses in recent years and the desire to be more conservative makes it appropriate to record a valuation allowance.

               The Company restated its 1993 financial statements to reflect the write-off of certain startup costs of approximately $120,000, previously capitalized, related to certain cellular telephone operations.

               In 1992 the Company settled certain obligations to its lenders and other creditors. This resulted in an extraordinary gain for the year ended December 31, 1992 of $5,162,000 before restructuring expenses of $1,361,000 and income taxes of $45,000 and an adjustment to the restructuring gain which resulted in an extraordinary loss for the year ended December 31, 1993 of $150,000.

               Liquidity and Capital Resources
               -------------------------------

               During 1994 Shared Technologies continued to effectively manage a working capital deficit and produce record earnings from operations. Net cash provided by operations reached a record $3.0 million in 1994 compared to $2.2 million in 1993 and $571,000 in 1992. This helped reduce the working capital deficit to $3,691,000 at December 31, 1994 compared to $3,874,000 for
          December 31, 1993.

               The Company continued to focus investing activities on growth through acquisition and on upgrading telecommunication equipment at existing locations. Over the past three years Shared Technologies has invested $7.3 million in equipment purchases to increase line counts and remain competitive. At the same time, the Company invested $4.2 million to complete two major acquisitions; Access in June 1994 and Road and Show in the fourth quarter of 1993. Both companies have been integrated into the Company's operations and have produced favorable results.

               Financing activities were focused primarily on raising capital to provide cash for investing activities. In 1994 the Company entered an agreement with a bank to obtain a $1.0 million dollar term note and a $4.0 million revolver. During 1994 the Company borrowed $1.3 million against the revolver to help finance the current year's equipment purchases. In addition the Company raised $4.6 million from sales of common stock to help finance the acquisition of Access. During 1993 and 1992 approximately $7.5 million was raised from sales of common and preferred stock to help the Company fund operations. During the past three years the Company has made $8.3 million in repayments of notes payable, long term debt and capital lease obligations.

               Cash requirements for 1995 will include normal ongoing operations, and capital expenditures. The Company plans to invest heavily in growth through the addition of several STS buildings and the expansion of the centrex component of the STS division. This growth will be financed through cash from operations and the bank agreement previously mentioned.


          Item 8.
          -------
          Financial Statements and Supplementary Data
          -------------------------------------------
               Attached.



          Item 9.
          -------
          Changes in and Disagreements with Accountants on Accounting
          -----------------------------------------------------------
          and Financial Disclosure
          ------------------------
               On January 25, 1995 the Company filed a Form 8K announcing a change in independent public accountants to Rothstein, Kass & Company, P.C. from Arthur Andersen LLP for the year end December 31, 1994.

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES


       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



                                                            Page

INDEPENDENT AUDITORS' REPORT
    ROTHSTEIN, KASS & COMPANY, P.C.                          F-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
    ARTHUR ANDERSEN LLP                                      F-3

FINANCIAL STATEMENTS:

 CONSOLIDATED BALANCE SHEETS                                 F-4

 CONSOLIDATED STATEMENTS OF OPERATIONS                       F-5

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY             F-6-7

 CONSOLIDATED STATEMENTS OF CASH FLOWS                       F-8-9

 NOTES TO CONSOLIDATED FINANCIAL STATEMENT                   F-10-24

FINANCIAL STATEMENT SCHEDULE:

 Schedule VIII Valuation and Qualifying Accounts
            for the years ended
            December 31, 1994, 1993 and 1992                   F-25
Notes:

(a)All other schedules are not submitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

(b)Individual financial statements of  the Company have been  omitted since
   (1) consolidated statements of the Company and its subsidiaries are filed, and (2) the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements filed are majority-owned and do not have a material amount of debt to outside persons.

                     INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Shared Technologies Inc.


We have audited the accompanying consolidated balance sheets of Shared Technologies Inc. and Subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shared Technologies Inc. and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on page F-1 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Roseland, New Jersey
March 24, 1995, except for Notes 7 and 11
 as to which the date is April 11, 1995

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                      ----------------------------------------

            To Shared Technologies Inc.:

            We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Shared Technologies Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 1992. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

            We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Shared Technologies Inc. for the year ended December 31, 1992 in conformity with generally accepted accounting principles.

            As discussed in Note 14 to the consolidated financial statements, the Company and others have been named in a lawsuit seeking damages of approximately $10 million, including $1.4 million for equipment purchased, for which no provision has been made in the accompanying consolidated financial statements. The Company has filed answers to this complaint denying the material allegations of the claim. Although the claim is being contested by the Company, the outcome of this matter is uncertain at this time.

            Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on page F-1 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information in the schedule for the year ended December 31, 1992 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                          ARTHUR ANDERSEN LLP
            Hartford, Connecticut
            March 23, 1993 (except with respect to the matter discussed in the second paragraph of Note 14, as to which the date is April 14, 1994)

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                      December 31, 1994 and 1993

                                          1994            1993
                                      --------------  --------------
ASSETS
CURRENT ASSETS:
  Cash                                      $172,262        $408,533
  Accounts receivable, less
    allowance for doubtful
    accounts and discounts
    of $584,000 in 1994
    and $310,000 in 1993                   8,532,770       4,614,188
  Other current assets                       727,375         545,071
  Deferred income taxes                      550,000
                                      --------------  --------------
Total current assets                       9,982,407       5,567,792
                                      --------------  --------------
EQUIPMENT:
  Telecommunications                      26,222,732      21,298,405
  Office and data processing               4,995,191       4,358,275
                                      --------------  --------------
                                          31,217,923      25,656,680
Less accumulated depreciation
  and amortization                        15,473,023      13,545,303
                                      --------------  --------------
                                          15,744,900      12,111,377
                                      --------------  --------------
OTHER ASSETS:
  Intangible assets                       11,197,887       2,347,958
  Other                                    1,000,042         573,535
                                      --------------  --------------
                                          12,197,929       2,921,493
                                      --------------  --------------
                                         $37,925,236     $20,600,662
                                      ==============  ==============
LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
  Current portion of long-term
    debt and capital lease
    obligations                           $1,840,401      $1,941,876
  Accounts payable                         8,191,350       4,482,239
  Accrued expenses                         2,381,736       2,068,771
  Advance billings                         1,260,158         948,938
                                      --------------  --------------
Total current liabilities                 13,673,645       9,441,824
                                      --------------  --------------
LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS, less
  current portion                          2,886,365       1,777,431
                                      --------------  --------------
MINORITY INTERESTS IN NET ASSETS
  OF SUBSIDIARIES                            101,504          78,971
                                      --------------  --------------
REDEEMABLE PUT WARRANT                       383,048
                                      --------------  --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par
    value:
    Series C, authorized 1,500,000
      shares, outstanding
      906,930 shares in 1994 and
      987,930 in 1993                          9,069           9,879
    Series D, authorized 1,000,000
      shares, outstanding
      456,900 shares in 1994 and
      453,158 in 1993                          4,569           4,532
    Series E, authorized 400,000
      shares in 1994 and no shares
      in 1993, outstanding 400,000
      shares in 1994                           4,000
    Series F, authorized 700,000
      shares in 1994 and no shares
      in 1993, outstanding 700,000
      shares in 1994                           7,000
    Common stock, $.004 par
      value, authorized 20,000,000
      shares, outstanding
      6,628,246 shares in 1994 and
      5,190,335 in 1993                       26,513          20,761
  Capital in excess of par value          41,488,128      31,759,048
  Accumulated deficit                   (22,465,105)    (24,248,284)
  Obligations to issue common stock        1,806,500       1,756,500
                                      --------------  --------------
Total stockholders' equity                20,880,674       9,302,436
                                      --------------  --------------
                                         $37,925,236     $20,600,662
                                      ==============  ==============

          See accompanying notes to consoloidated financial statements.

                     SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years Ended December 31, 1994, 1993 and 1992
                                       1994          1993          1992
REVENUES:                           ------------  ------------  ------------
 Shared tenant services              $28,666,574   $21,683,186   $21,395,125
 Facility management services          6,482,637     1,542,893     1,287,452
 Cellular telephone services          10,217,300     2,199,727     1,394,387
                                    ------------  ------------  ------------
Total revenues                        45,366,511    25,425,806    24,076,964
                                    ------------  ------------  ------------
COST OF REVENUES:
 Shared tenant services               15,716,890    11,627,939    12,727,935
 Facility management services          5,161,130     1,282,064     1,082,643
 Cellular telephone services           5,293,845     1,604,040     1,011,642
                                    ------------  ------------  ------------
Total cost of revenues                26,171,865    14,514,043    14,822,220
                                    ------------  ------------  ------------
GROSS MARGIN                          19,194,646    10,911,763     9,254,744

OPERATING EXPENSES, selling,
 general, and administrative          16,971,416    10,101,985     9,959,366
                                    ------------  ------------  ------------
OPERATING INCOME (LOSS)                2,223,230       809,778     (704,622)
                                    ------------  ------------  ------------
OTHER INCOME (EXPENSE):
 Interest expense                      (522,112)     (529,565)     (410,830)
 Interest income                         162,951        91,889       120,815
Minority interests in net income
 of subsidiaries                       (128,084)      (81,928)      (37,391)
                                    ------------  ------------  ------------
                                       (487,245)     (519,604)     (327,406)
                                    ------------  ------------  ------------
INCOME (LOSS) BEFORE INCOME TAX
 CREDIT AND EXTRAORDINARY ITEM         1,735,985       290,174   (1,032,028)

INCOME TAX  CREDIT                       550,000
                                    ------------  ------------  ------------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                    2,285,985       290,174   (1,032,028)

EXTRAORDINARY ITEM, (loss) gain
 on restructuring (in 1992,
 net of restructuring expenses
 of $1,361,000, and income
 taxes of $45,000, after
 extraordinary benefit
 of utilizing net operating
 loss carryforwards of $3,000,000)       -           (150,000)     3,756,327
                                    ------------  ------------  ------------
NET INCOME                             2,285,985       140,174     2,724,299

PREFERRED STOCK DIVIDENDS              (478,159)     (344,650)     (334,478)
                                    ------------  ------------  ------------
NET INCOME (LOSS) APPLICABLE
 TO COMMON STOCK                      $1,807,826    ($204,476)    $2,389,821
                                    ============  ============  ============
INCOME (LOSS) PER COMMON SHARE:
 Income (loss) before
   extraordinary item                       0.27        (0.01)        (0.33)
 Extraordinary item                                     (0.03)          0.92
                                    ------------  ------------  ------------
Net income (loss)                           0.27        (0.04)          0.59
                                    ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING            6,792,277     5,132,296     4,062,710
                                    ============  ============  ============

          See accompanying notes to consoloidated financial statements.
                                       F-5
                    SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years Ended December 31, 1994, 1993 and 1992
                        Series B             Series C           Series D
                     Preferred Stock      Preferred Stock    Preferred Stock
                     ===============      ===============    ===============
                    Shares     Amount    Shares     Amount   Shares   Amount
                   ---------  --------- --------- ---------  -------  -------
BALANCE, January     914,750     $9,147    -      $   -        -      $   -
 1, 1992
Dividends on
 preferred stock
Conversion of
 Series A
 Preferred Stock
 to Series C                              110,000     1,100
 Preferred Stock
Conversion of
 Series B
 Preferred Stock
 to Series C       (914,750)    (9,147)   914,750     9,147
 Preferred Stock
Conversion of
 preferred stock
 dividends
 payable to                                81,980       820
 Series C
 Preferred Stock
Proceeds from
 sale of common
 stock
 including
 subscriptions of
 $162,980
 collected
 subsequent to
 December 31,
 1992 and net of
 expenses of
 $470,000
Common stock
 issued in lieu
 of
 compensation and
 other
Exercise of
 common stock
 options
Exercise of
 common stock
 warrants
Net income
                   ---------  --------- --------- ---------  -------  -------
BALANCE, December                       1,106,730    11,067
 31, 1992
Dividends on
 preferred stock
Proceeds from
 sale of Series D
 Preferred Stock,
 net of expenses
 of $411,549                                                 453,158    4,532
Redemption of
 Series C
 Preferred
 Stock                                  (118,800)   (1,188)
Common stock to
be issued
 for acquisitions
Common stock
issued in lieu
 of compensation
Common stock
issued in lieu
 of deferred
financing fees
Exercise of
common stock
options
Net income
                   ---------  --------- --------- ---------  -------  -------
BALANCE, December                         987,930     9,879  453,158    4,532
31, 1993
Preferred stock
dividends
Dividend
accretion of
redeemable put
warrant
Exercise of
common stock
options
 and warrants
Proceeds from
sale of Series D
 Preferred Stock                                               3,742       37
Issuances for
acquisitions
Proceeds from
sale of common
stock, net
 of expenses of
$371,067
Common stock
issued in lieu of
 compensation and
conversion of
 Series C                                (81,000)     (810)
Preferred Stock
and other
Net income
                   ---------  --------- --------- ---------  -------  -------
BALANCE, December
31, 1994                -       $    -   906,930    $9,069   456,900   $4,569
                    ========   ========  ========  ========   ======   ======

     See accompanying notes to consolidated financial statements.

                    SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years Ended December 31, 1994, 1993 and 1992
                                   (CONTINUED)

                       Series E            Series F             Common
                    Preferred Stock    Preferred Stock          Stock
                    ===============    ===============     ===============
                   Shares    Amount    Shares    Amount    Shares    Amount
                  --------- --------- ------------------   -------   -------
BALANCE, January      -       $   -     $   -       -      3,740,732  $ 14,963
 1, 1992
Dividends on
 preferred stock
Conversion of
 Series A
 Preferred Stock
 to Series C
 Preferred Stock
Conversion of
 Series B
 Preferred Stock
 to Series C
 Preferred Stock
Conversion of
 preferred stock
 dividends
 payable to
 Series C
 Preferred Stock
Proceeds from
 sale of common
 stock
 including
 subscriptions of
 $162,980
 collected
 subsequent to
 December 31,
 1992 and net of                                          1,250,000     5,000
 expenses of
 $470,000
Common stock
 issued in lieu
 of
 compensation and                                            31,985       128
 other
Exercise of                                                  53,938       216
 common stock
 options
Exercise of                                                  15,542        62
 common stock
 warrants
Net income
                  --------- --------- --------- ---------   -------   -------
BALANCE, December                                          5,092,197    20,369
 31, 1992
Dividends on
 preferred stock
Proceeds from
 sale of Series D
 Preferred Stock,
 net of expenses
 of $411,549
Redemption of
 Series C
 Preferred
 Stock
Common stock to
be issued
 for acquisitions
Common stock
issued in lieu
 of compensation                                             49,345       197
Common stock
issued in lieu
 of deferred                                                 13,793        55
financing fees
Exercise of                                                  35,000       140
common stock
options
Net income
                  --------- --------- --------- ---------   -------   -------
BALANCE, December                                          5,190,335   20,761
31, 1993
Preferred stock
dividends
Dividend
accretion of
redeemable put
warrant
Exercise of
common stock
options
 and warrants                                                26,061       104
Proceeds from
sale of Series D
 Preferred Stock
Issuances for       400,000     4,000   700,000     7,000
acquisitions
Proceeds from
sale of common
stock, net
 of expenses of                                            1,328,700     5,315
$371,067
Common stock
issued in lieu of
 compensation and
conversion of
 Series C                                                    83,150       333
Preferred Stock
and other
Net income
                  --------- --------- --------- ---------   -------   -------
BALANCE, December  400,000  $ 4,000     700,000 $ 7,000    6,628,246  $ 26,513
31, 1994
                   ========  ========  ========  ========    ======    ======

     See accompanying notes to consolidated financial statements.

                    SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years Ended December 31, 1994, 1993 and 1992
                                   (CONTINUED)

                    Capital in                 Obligations        Total
                    Excess of    Accumulated     to Issue     Stockholders'
                    Par Value      Deficit     Common Stock      Equity
                    ---------     ---------     ---------       ---------
BALANCE, January    $23,261,185 $(26,433,629)      $  -         $(3,148,334)
 1, 1992
Dividends on                        (334,478)                      (334,478)
 preferred stock
Conversion of           438,900                                      440,000
 Series A
 Preferred Stock
 to Series C
 Preferred Stock
Conversion of
 Series B
 Preferred Stock
 to Series C
 Preferred Stock
Conversion of
 preferred stock
 dividends
 payable to             327,100                                      327,920
 Series C
 Preferred Stock
Proceeds from
 sale of common
 stock
 including
 subscriptions of
 $162,980
 collected
 subsequent to
 December 31,
 1992 and net of      5,775,000                                    5,780,000
 expenses of
 $470,000
Common stock
 issued in lieu
 of
 compensation and       127,558                                      127,686
 other
Exercise of             110,827                                      111,043
 common stock
 options
Exercise of               6,155                                        6,217
 common stock
 warrants
Net income                          2,724,299                      2,724,299
                      ---------     ---------      ---------       ---------
BALANCE, December    30,046,725  (24,043,808)                      6,034,353
 31, 1992
Dividends on                        (344,650)                      (344,650)
 preferred stock
Proceeds from
 sale of Series D
 Preferred Stock,
 net of expenses
 of $411,549          1,736,601                                    1,741,133
Redemption of
 Series C
 Preferred
 Stock                (384,912)                                    (386,100)
Common stock to
be issued
 for acquisitions                                  1,756,500       1,756,500
Common stock
issued in lieu
 of compensation        228,229                                      228,426
Common stock
issued in lieu
 of deferred             49,945                                       50,000
financing fees
Exercise of              82,460                                       82,600
common stock
options
Net income                            140,174                        140,174
                      ---------     ---------      ---------       ---------
BALANCE, December    31,759,048  (24,248,284)      1,756,500       9,302,436
31, 1993
Preferred stock                     (478,159)                      (478,159)
dividends
Dividend                             (24,647)                       (24,647)
accretion of
redeemable put
warrant
Exercise of
common stock
options
 and warrants            71,320                                       71,424
Proceeds from
sale of Series D
 Preferred Stock        (1,511)                                      (1,474)
Issuances for         4,989,000                                    5,000,000
acquisitions
Proceeds from
sale of common
stock, net
 of expenses of       4,556,243                                    4,561,558
$371,067
Common stock
issued in lieu of
 compensation and
conversion of
 Series C               114,028                       50,000         163,551
Preferred Stock
and other
Net income                          2,285,985                      2,285,985
                      ---------     ---------      ---------       ---------
BALANCE, December   $41,488,128   $(22,465,105)     $1,806,500     $20,880,674
31, 1994

                       ========      ========       ========        ========
     See accompanying notes to consolidated financial statements.

                                   F-7A


              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
             Years Ended December 31, 1994, 1993 and 1992



                                             1994        1993        1992
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $2,285,985   $140,174  $2,724,299
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
Loss (gain) on restructuring                             150,000 (5,162,576)
Depreciation and amortization               3,702,004  2,562,024   2,447,925
Provision for doubtful accounts               412,617    253,000
Common stock of subsidiary issued for
  services                                     16,500
Stock options and common stock issued
 in lieu of compensation and other            113,551    278,426     127,686
Minority interests                            128,084     81,928      37,391
Gain on sale of franchises                  (202,033)
Deferred income taxes                       (550,000)
Amortization of discount on note               52,267
Change in assets and liabilities:
Accounts receivable                       (2,147,159)  (990,468)   (468,931)
Other current assets                        (179,462)    131,664     123,015
Other assets                                (429,835)  (243,689)
Accounts payable                            1,629,214    963,950   1,504,715
Accrued expenses                          (1,707,272)(1,211,878)   (783,854)
Advance billings                             (66,679)     91,531      21,826
                                            ---------  ---------   ---------
NET CASH PROVIDED
  BY OPERATING ACTIVITIES                   3,057,782  2,206,662     571,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, net               (3,223,420)(2,034,760) (2,014,182)
Acquisitions of Road and Show South
  and East                                             (255,356)
Acquisition of Access                     (3,947,649)
Long-term deposits                                       (1,557)   (296,994)
Proceeds from restricted investments                                 852,698
Other investments                                                   (95,548)
Deferred registration costs                 (182,135)
                                            ---------  ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES     (7,353,204)(2,291,673) (1,554,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable, long-term
  debt and capital lease obligations      (2,409,274)(1,895,419) (3,962,571)
Proceeds from borrowings                    2,315,075
Proceeds from sales of common and
  preferred stock                           4,631,509  1,823,733   5,734,280
Redemption of preferred stock                          (386,100)
Preferred stock dividends paid              (478,159)  (344,650)    (88,538)
                                            ---------  ---------   ---------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                      4,059,151  (802,436)   1,683,171
                                            ---------  ---------   ---------
NET INCREASE (DECREASE) IN CASH             (236,271)  (887,447)     700,641
                                            ---------  ---------   ---------
CASH, beginning of year                       408,533  1,295,980     595,339
                                            ---------  ---------   ---------
CASH, end of year                            $172,262   $408,533  $1,295,980
                                            =========  =========   =========

          See accompanying notes to consoloidated financial statements.

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             Years Ended December 31, 1994, 1993 and 1992

                                           1994       1993        1992
SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION,
  cash paid during the year
  for interest                            $441,272    $386,134    $401,208
                                         ---------   ---------   ---------
SUPPLEMENTAL DISCLOSURES OF
  NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Conversion of accrued expenses to
  note payable in connection with
  litigation settlement                   $   -       $460,478    $   -
                                         ---------   ---------   ---------
  Obligations to issue common stock
   in connection with acquisitions         $50,000  $1,756,500    $   -
                                         ---------   ---------   ---------
  Conversion of accounts payable to
   long-term debt                         $   -       $   -     $3,288,236
                                         ---------   ---------   ---------
  Conversion of preferred stock
  dividends payable
  to Series C Preferred Stock             $   -       $   -       $327,920
                                         ---------   ---------   ---------
  Issuance of preferred stock in
  connection with acquisition           $5,000,000    $   -       $   -
                                         ---------   ---------   ---------
  Redeemable put warrant issued
  in connection with bank financing       $358,401    $   -       $   -
                                         ---------   ---------   ---------
  Capital lease obligation incurred
  for lease of new equipment               $63,589    $   -       $   -
                                         ---------   ---------   ---------
  Dividend accretion on redeemable
   put warrant                             $24,647    $   -       $   -
                                         ---------   ---------   ---------
  Costs of intangible assets
   included in accounts payable           $202,985    $   -       $   -
                                         ---------   ---------   ---------
  Note received for sale of franchise     $202,033    $   -       $   -
                                         ---------   ---------   ---------

          See accompanying notes to consoloidated financial statements.

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -  BUSINESS AND ORGANIZATION:

       The Company is in the shared tenant services (STS) and facility management services (FMS) industry, providing telecommunications and office automation services and equipment to tenants of office buildings. One of the Company's subsidiaries, Shared Technologies Cellular, Inc. (STC), is a provider of short-term portable cellular telephone services.

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Revenue Recognition - Revenues are recognized as services are performed. The Company bills customers monthly in advance for equipment rentals and local telephone access service and defers recognition of these revenues until the service is provided. Enhanced office service revenues (included in both STS and FMS revenues), which consists primarily of product and equipment sales, is recognized at the time of shipment.

       Cash - The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

          Equipment -  Equipment  is  stated  at  cost.    Depreciation  and
       amortization is provided using the straight-line method over the following estimated useful lives:

         Telecommunications equipment                     8 years
         Office and data processing equipment             3-8 years

       Effective January 1, 1992, the Company prospectively changed the estimated depreciable life of telecommunications equipment purchased prior to January 1, 1991 from five to eight years. The change resulted in approximately $933,000 ($.23 per common share) less depreciation expense for the year ended December 31, 1992 than would have been recorded using the previous estimated depreciable life of five years. Excluding the impact of this change, the loss before extraordinary item per common share for 1992 would have been $.56.

       Major  renewals  and  betterments  are  capitalized.    The  cost  of
       maintenance and repairs which do not materially prolong the useful life of the assets are charged to expense as incurred.

       Rent - Certain leases require escalating base rents or provide for rent abatements for a period of time. The Company is expensing the rents on a straight-line basis over the terms of the leases.

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

       Intangible Assets:

       Goodwill - Goodwill represents the excess of the purchase prices over the fair values of the net assets of businesses acquired. The Company monitors the profitability of the acquired businesses to assess whether any impairment of recorded goodwill has occurred. Goodwill is amortized over periods ranging from 5 years to 40 years.

       Deferred Startup Costs - Costs relating to the startup of operations in certain new locations have been deferred and amortized over one to two years upon commencement of the related operations.

       Software Development Costs - In connection with its cellular subsidiary (SafeCall) operations, the Company has incurred certain software development costs relating to the "privacy network" and are amortized over 5 years starting with the implementation of the related software.

       Other Intangible Assets - Other intangible assets are being amortized over 5 years.

       Deferred Registration Costs - The Company has deferred legal fees, other fees and costs incurred in connection with a proposed public offering of a subsidiary. These costs will be charged to capital in excess of par value upon completion of the offering, otherwise the costs will be charged to operations. At December 31, 1994, approximately $182,000 of these costs are included in other assets.

       Income Taxes - Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS No. 109), "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized. Prior to adopting SFAS No. 109, the Company accounted for income taxes using the deferral method as required by Accounting Principles Board Opinion No. 11. The adoption of SFAS 109 had no material impact on the Company's financial statements since the Company fully reserved for the tax benefits flowing from its net operating losses (Note 13).

       Income (Loss) Per Common Share - Primary income (loss) per common share is computed by deducting preferred stock dividends from net income in order to determine net income applicable to common stock, which is then divided by the weighted average number of common shares outstanding including the effect of options, warrants and obligations to issue common stock, if dilutive.

       Fully diluted income (loss) per common sh are is computed by dividing net income applicable to common stock by the weighted average number of common and common equivalent shares and the effect of preferred stock conversions, if dilutive. Fully diluted income (loss) per common share is substantially the same as primary income (loss) per common share for the years ended December 31, 1994, 1993 and 1992.

       Reclassifications  -   Certain  reclassifications   to  prior   years
       financial statements were made in order to conform to the 1994 presentation.

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - RESTRUCTURING:

       During 1992, the Company completed a restructuring which resulted in recording a gain of $5,162,000 before related expenses of $1,361,000 and income taxes of $45,000. As a result of the restructuring, approximately $900,000 of vendor payables and $1,500,000 of capital lease obligations were forgiven and $3,300,000 of vendor payables were converted into three year non-interest bearing notes payable (Note 7). Additionally, an agreement was entered into with the Federal Deposit Insurance Corporation (FDIC), as receiver for the Company's principal lender, whereby the Company paid off its term and revolving credit loans for $2,450,000 and recognized a gain of approximately $2,700,000. Had interest been accrued, the gain on restructuring and interest expense would have each increased by approximately $440,000. In connection with settling his guarantee of these obligations, the Company's president issued to the FDIC a non-interest bearing promissory note for $675,000 due in 1997 and pledged 100,000 shares of his common stock and his options to purchase 25,000 shares of common stock of the Company as collateral.

       As of December 31, 1993, the Company was negotiating the settlement of a $600,000 promissory note (Note 7), which was settled in 1994 by issuance of a $750,000 promissory note. Accordingly, for the year ended December 31, 1993, the Company recorded, as an extraordinary item, an expense of $150,000 in connection with the completion of the restructuring.

       In connection with the restructuring, the Company sold common stock, resulting in net proceeds of approximately $5,780,000 (which included $163,000 of subscriptions receivable as of December 31, 1992) and entered into agreements with Series A and B Preferred stockholders to convert their holdings, including $327,920 of accrued dividends related thereto, into Series C Preferred Stock.

NOTE 4 - ACQUISITIONS:

       In December and October 1993, t he Company commenced management of, and subsequently acquired certain assets and assumed certain liabilities of Road and Show South, Ltd. (South) and Road and Show Cellular East, Inc. (East), respectively. The purchase price for South was $1,261,611, of which $46,111 was paid in cash and the balance through the issuance of 221,000 shares of the Company's common stock valued at $1,215,500. The purchase price for East was $750,245, of which $209,245 was paid in cash and the balance through the issuance, upon demand, of 108,200 shares of the Company's common stock valued at $541,000. The number of shares of common stock related to these acquisitions was adjusted on December 1, 1994 based on the price of the Company's common stock at that date, for which an aggregate of 64,966 additional shares will be issued. As of December 31, 1994, no shares of common stock had been issued for the East acquisition. The shares in connection with the South acquisition have been issued, but have not been delivered pending the outcome of certain claims against, and by, the former owners of South (Note 16).

       In June 1994, the Company acquired all of the partnership interests in Access Telecommunication Group, L.P. and Access Telemanagement, Inc. (collectively Access). The purchase price was $9,252,031, of which $4,252,031 was paid in cash and the balance through the issuance of 400,000 shares of Series E Preferred Stock valued at $3.75 per share and 700,000 shares of Series F Preferred Stock valued at $5.00 per share.

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - ACQUISITIONS (CONTINUED):

       The acquisitions were accounted for as purchases, and the purchase prices were allocated on the basis of the relative fair market values of the net assets.

       The excess of costs over fair value of the net assets acquired is recorded as goodwill (aggregating approximately $10,289,000) in the accompanying consolidated financial statements. Amortization of goodwill approximated $181,000 and $15,000 in 1994 and 1993, respectively.

       Additional payments may be required for the East acquisition based upon the attainment of certain future revenues of the Company and will be charged to goodwill when they become earned.

       The following unaudited pro forma statements of operations for 1994 and 1993 give effect to the acquisitions, as if they occurred on January 1 in each year:

                                             1994          1993
                                         ----------    -----------
     Revenues                            $54,547,694   $47,479,720
     Cost of revenues                     32,612,238    30,774,241
                                          ----------   -----------
     Gross margin                         21,935,456    16,705,479
     Selling, general and
       administrative expenses            19,573,151    16,846,048
                                           ----------  -----------
     Operating income                      2,362,305      (140,569)
     Other expense, net                     (459,378)     (572,072)
                                           ----------  -----------
     Income (loss) before income tax
        credit and extraordinary item      1,902,927      (712,641)
     Income tax credit                       550,000
                                           ----------  -----------
     Income (loss) before
       extraordinary item                  2,452,927      (712,641)
     Extraordinary item                                   (150,000)
                                           ----------  -----------
     Net income (loss)                      2,452,927    (862,641)
     Preferred stock dividends               (538,159)   (464,650)
                                           ----------  -----------

     Net income (loss) applicable
      to common stock                      $1,914,768  $(1,327,291)
                                           ----------  -----------

     Net income (loss) per common share:
       Income (loss) before
         extraordinary item                 $    .25    $    (.21)
       Extraordinary item                                    (.03)
                                           ----------  -----------
       Net income (loss)                   $    .25     $    (.24)
                                           ----------  -----------

     Weighted average number of
      common shares outstanding            7,753,409     5,526,492
                                           ==========  ============

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 -  INTANGIBLE ASSETS:

       Intangible assets consist of the following at December 31, 1994 and 1993:

                                             1994         1993
                                            ----------    ----------
          Goodwill                         $11,185,606   $2,307,692
          Deferred startup costs               491,246      172,689
          Software development costs           186,334       68,000
          Other                                198,129      175,756
                                            -----------   ----------
                                             12,061,315   2,724,137
          Accumulated amortization             863,428      376,179
                                            -----------   ----------
                                            $11,197,887  $2,347,958
                                            ===========  ===========

NOTE 6 -  ACCRUED EXPENSES:

       Accrued expenses at December 31, 1994 and 1993 consist of the following:


                                                 1994      1993
                                             ---------  ----------
          State sales and excise taxes       $ 861,406  $1,194,746
          Deferred lease obligations           149,986     153,805
          Compensation                         416,773      76,787
          Property taxes                       140,102      72,443
          Concession fees                      101,835      64,754
          Other                                711,634     506,236

                                             ---------  ----------
                                             $2,381,736 $2,068,771
                                             ========== ===========

NOTE 7 -  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

       Long-term debt and capital lease obligations at December 31, 1994 and
       1993 consist of the following:
                                                       1994          1993
                                                      ------------ --------
      Revolving $4,000,000 credit line, due in
       monthly installments of approximately
       $36,500 commencing March 1995 and bearing
       interest at 2% above prime rate (10.5% at
       December 31, 1994) (Note 8)                     $1,008,939   $  -

      Initial term loan, due in quarterly
       installments of $50,000 commencing
       November 24, 1994, with final payment
       of $700,000 due May 1996 and bearing
       interest at 2% above prime rate                    950,000   $  -

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 -  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED):

                                                         1994         1993
      Notes payable to vendors, non-interest bearing
       due in aggregate quarterly installments of
       approximately $249,000 through June 1995         497,595     1,615,490

      Promissory note payable in semi-annual
       installments through May 31, 1996 and
       bearing interest at 10% per annum
          (see below)                                   268,300     750,000

      Promissory note, $550,000 original face
       amount discounted at 7.75%, payable in
       quarterly installments of $25,000 through
       March 31, 1999, collateralized by
       commitment to issue 106,250 shares of
       Series C Preferred Stock                         359,193      428,003

      Promissory note, $450,000 original face
       amount, non-interest bearing, payable in
       quarterly installments of $16,071 through
       June 30, 1999                                    289,068      353,353

      Capital lease obligations, collateralized
       by related telecommunications and data
       processing equipment and all of the assets
       acquired from Access (Note 4)                    1,353,671    572,461
                                                        ---------   ---------
                                                        4,726,766   3,719,307
      Less current portion                              1,840,401   1,941,876
                                                        ---------   ---------
                                                        $2,886,365  $1,777,431
                                                        ==========  ==========

       In connection with the Company's 1992 restructuring (Note 3), approximately $3,300,000 of vendor payables were converted to non-interest bearing notes payable. As part of the restructuring, the Company also renegotiated the terms of a $450,000 promissory note. Prior to the restructuring, the note provided for interest at the prime rate plus 1% and was due in 1990. As of December 31, 1992, the Company was negotiating the settlement of a $600,000 promissory note, which was subsequently settled for a $750,000 promissory note, with interest at 10% per annum. In connection with the restructuring, approximately $1,500,000 of capital lease obligations was forgiven. As of December 31, 1992, one settlement requiring a cash payment of $588,000 had not been completed. A payment of $588,000 plus penalties and interest of $50,000 was made in 1993.

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED):

       In May 1994, the Company entered into a $5,000,000 financing agreement with a bank. The agreement provides for a revolving credit line for a maximum, as defined, of $4,000,000 to be used for expansion in the shared tenant services business. Aggregate drawings on the line convert semi-annually, through May 1996, to three year term loans. In addition, the agreement provides for a $1,000,000 term loan. The loans are collateralized by certain assets of the Company. The agreement provides for, among other things, the Company to maintain certain financial covenants. As of December 31, 1994, the Company was in violation of certain of these covenants and on March 31, 1995 received a waiver of those covenants for the year ended December 31, 1994.

       Scheduled aggregate payments on long-term debt and capital lease obligations are as follows:

                                                               Capital Lease
         Year ending December 31:             Long-Term Debt     Obligations

              1995                                $1,343,645   $  596,262
              1996                                 1,279,796      413,471
              1997                                   499,663      332,947
              1998                                   193,540      190,299
              1999                                    56,451       28,278
                                                  -----------   ----------
                                                  $3,373,095    1,561,257
                                                  ===========
         Less amount representing interest                        207,586
                                                               -----------
         Present value of future payments,
          including current portion of $496,756                $1,353,671
                                                               ===========

       Telecommunications and data processing equipment includes assets acquired under capital leases with a net book value of approximately $1,534,000 and $514,000 as of December 31, 1994 and 1993,
       respectively.

NOTE 8 -  REDEEMABLE PUT WARRANT:

       In connection with the bank financing agreement, the Company issued the bank a redeemable put warrant for a number of common shares equal to 2.25% of the Company's outstanding common stock, subject to anti-dilution adjustments. The warrant is redeemable at the Company's option prior to May 1996, and at the bank's option at any time after May 1997. As defined in the agreement, the Company has guaranteed the bank a minimum of $500,000 upon redemption of the warrant, and therefore, has valued the warrant at the present value of the minimum guarantee discounted at 11.25%. The discount is being amortized on a straight-line basis over four years.

NOTE 9 -  STOCKHOLDERS' EQUITY:
       The Company is authorized to issue 10,000,000 shares of preferred stock, issuable from time to time in one or more series with such rights, preferences, privileges and restrictions as determined by the directors. In 1994, the Company increased its authorized number of shares of common stock to 20,000,000.

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -  STOCKHOLDERS' EQUITY (CONTINUED):

       On August 28, 1992, the Board of Directors approved a one-for-four reverse stock split of common stock and the par value of common stock was increased from $.001 to $.004 per share. The applicable number of common share and per common share information herein have been retroactively restated to reflect the effect of the reverse split.

       In September 1992, the Company completed a private placement to sell to certain investors 1,250,000 shares of its common stock at $5 per share. The Company received $5,780,000, net of underwriters' commissions of $470,000 and including subscriptions totalling $162,980 collected subsequent to December 31, 1992. A commission of $446,750 was paid to a firm, one of whose principals is a director and stockholder of the Company.

       In connection with the 1992 restructuring (Note 3), all Series A and B Preferred Stock, including $327,920 of accrued dividends, were converted into Series C Preferred Stock. At that time, Series A and Series B Preferred Stock were eliminated. Series C Preferred Stock is entitled to a liquidation value of $4 per share and dividends of $.32 per share per annum payable quarterly in arrears, and the shares are non-voting. These shares are convertible into common stock, at the holder's option, on a one share of common stock for two shares of Series C Preferred Stock basis, at any time, subject to certain anti-dilution protection for the Preferred Stockholders. At the Company's option, the Series C Preferred Stock is redeemable, in whole or in part, at any time after June 30, 1993, at $6 per share plus all accrued dividends.

       In December 1993, the Company commenced a private placement to sell to certain investors units consisting of one share of Series D Preferred Stock and one warrant to purchase one share of common stock. As of December 31, 1994, the Company had sold 456,900 units for net proceeds of $1,739,659, after deducting expenses of $430,616.
        Series D Preferred  Stock is entitled to  dividends of 5% per  annum payable quarterly and  may be  redeemed for  $7 per  share, plus  all accrued dividends, at the option of the Company. The shares are non-voting and are convertible into shares of the Company's common stock on a one-for-one basis at the holder's option. The shares rank senior to all shares of the Company's common stock and junior to Series C Preferred Stock. The common stock purchase warrants are exercisable at a per share price of $5.75. In connection with the offering, the investment banking firm received warrants to purchase 15,600 shares of the Company's common stock at an exercise price of $5.75 per share. The Company has the right to require the holder to exercise the warrants, and if not exercised, they will expire in the event that the Company's common stock trades at or above $8.50 per share. As of December 31, 1994, no warrants had been exercised.

       In May and June 1994, the Company sold, through a private placement to certain investors, 1,328,700 shares of common stock and an equal number of warrants, for net proceeds of $4,511,558, after deducting expenses of $371,067. The warrants are exercisable prior to June 26, 1999 at a per share price of $4.25, subject to certain anti-dilution protection. As of December 31, 1994, no warrants had been exercised.
        The proceeds from this offering were used for the Access acquisition (Note 4).

       In June 1994, the Company issued 400,000 shares of Series E Preferred
           Stock, $.01 par value, and 700,000 shares of Series F Preferred Stock, $.01 par value, in connection with the Access acquisition.

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9 -  STOCKHOLDERS' EQUITY (CONTINUED):

        Series E Preferred Stock is entitled to a liquidation value of $3.75 per share and dividends of $.30 per share per annum, payable cumulatively in the form of cash or the Company's common stock, and the shares are non-voting. The shares rank senior to common stock, junior to Series C Preferred Stock and on par with Series F Preferred Stock. The Series E Preferred Stock previously issued was converted into 400,000 shares of common stock in January 1995. In addition, upon conversion, the holders received warrants, which expire on December 31, 1999, to purchase 175,000 shares of common stock, at an exercise price of $4.25 per share, subject to certain anti-dilutive provisions.

        Series F Preferred Stock is entitled to a liquidation value of $5.00 per share and no dividends. The shares are senior to common stock and junior to Series C Preferred Stock. These shares are convertible on July 1, 1995 into common stock at the liquidation value, as adjusted and defined, and subject to certain anti-dilution adjustments.

        Additionally, the Company issued warrants to the sellers of Access to purchase 225,000 shares of the Company's common stock at an exercise price of $4.25 per share, subject to certain anti-dilution adjustments.

        The following table summarizes the number  of common shares reserved
        for issuance  as  of December 31, 1994.    There were  no  preferred
        shares reserved for issuance as of December 31, 1994.

           Common stock purchase warrants               2,935,223
           Preferred stock                              2,134,504

                                                        ----------
                                                        5,069,727
                                                        ==========

NOTE 10 -  RESTATEMENT OF 1993 FINANCIAL STATEMENTS:

        The Company has restated its 1993 financial statements to reflect the write-off of certain startup costs of approximately $120,000, previously capitalized, relating to certain cellular telephone operations.

           Income before extraordinary item:
             As previously reported                     $410,221
             As adjusted                                290,174

           Net income:
             As previously reported                     260,221
             As adjusted                                140,174

           Net income (loss) per common share
            before extraordinary item:
             As previously reported                          .01
             As adjusted                                    (.01)

           Net loss per common share:
             As previously reported                         (.02)
             As adjusted                                    (.04)

           Accumulated deficit:
             As previously reported                     24,128,237
             As adjusted                                24,248,284

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 -  STOCK OPTION PLANS:

        The Company has non-qualified stock option plans which provide for the grant of common stock options to officers, directors, employees and certain advisors and consultants at the discretion of the Board of Directors (Committee). All options granted are exercisable at a minimum price equal to the fair market value of the Company's common stock at the date of grant, and are exercisable in accordance with vesting schedules set individually by the Committee. As of December 31, 1994, as amended on April 11, 1995, 1,157,146 shares of common stock are reserved for options, including options exercised to date, and the term of the options granted is from five to ten years. The April 11, 1995 amendment is awaiting stockholder approval. The activity in the plans was as follows:

                                                Exercise Price Per Share
                                     Number of                 Weighted
                                     Options       Range        Average
Balance outstanding, Jan. 1, 1992       368,187   $1.72-24.50      $4.08
  Granted                                61,375          5.00       5.00
  Expired                              (21,583)    2.84-24.50      17.09
  Exercised                            (53,938)    1.72- 2.84       2.06
                                      ---------
Balance outstanding, Dec. 31, 1992      354,041    1.72-12.00       3.77
  Granted                               173,500    4.00- 5.50       5.32
  Expired                              (28,780)    2.84-12.00      10.19
  Exercised                            (35,000)    1.72- 2.84       2.36
                                      ---------
Balance outstanding, Dec. 31, 1993      463,761    1.72-11.00       4.06
  Granted                               317,000     3.25-4.50       3.60
  Expired                              (59,062)     4.00-5.50       5.43
  Exercised                            (25,000)          2.84       2.84
                                      ---------     ---------  ---------
Balance outstanding, Dec. 31, 1994      696,699   $1.72-11.00      $3.78
                                        =======       =======    =======

      At December 31, 1994, options to purchase 314,695 shares of common stock were exercisable.

      In September 1994, the Board of Directors adopted the 1994 Director Option Plan (the Director Plan) pursuant to which 250,000 shares of common stock are reserved for issuance upon the exercise of options to be granted to non-employee directors of the Company. Under the Director Plan, an eligible director will automatically receive non-statutory options to purchase 15,000 shares of common stock at an exercise price equal to the fair market value of such shares at the date of the grant. Each option shall vest over a three year period, but generally may not be exercised more than 90 days after the date an optionee ceases to serve as a director of the Company, and expires after ten years from date of grant. As of December 31, 1994, options to purchase 105,000 shares of common stock have been granted at an exercise price of $4.38. The Plan is awaiting stockholder approval.

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 -  RETIREMENT AND SAVINGS PLAN:

        On March 3, 1989, the Company adopted the Shared Technologies Inc. Savings and Retirement Plan (the Plan). The Plan covers substantially all of the Company's employees and the Company is applying for compliance with section 401(k) of the Internal Revenue Code. Participants in the Plan may elect to make contributions up to a maximum of 20% of their compensation. For each participant with one year of service, the Company will make a matching contribution of one-half of the participant's before and after tax contributions up to 5% of the participant's compensation. Matching contributions may be made in the form of the Company's common stock. Participants vest in the matching contributions at the rate of 33% per year. The Company's expense relating to the matching contributions was approximately $163,000, $116,000 and $51,000 for 1994, 1993 and 1992, respectively.

NOTE 13 -  INCOME TAXES:

        For 1992, the Company recorded a provision for minimum federal and state income taxes of $45,000, after the benefit of utilizing net operating loss (NOL) carryforwards of approximately $3,000,000. At December 31, 1994, the Company's NOL carryforward for federal income tax return purposes is approximately $22,700,000 expiring between 2001 and 2007. NOL's available for state income tax purposes are less than those for federal purposes and generally expire earlier than the federal NOL's. Limitations will apply to the use of NOL's in the event certain changes in Company ownership occur in the future.

        For the years ended December 31, 1994 and 1993, taxes computed at the statutory federal rate differ from the Company's effective rate due primarily to the availability of NOL's.

        The components of deferred income tax assets (liabilities) as of December 31, 1994 and 1993 are as follows (in thousands):

                                                       1994        1993
           Tax effect of net operating loss
             carryforwards                           $  9,011    $  9,789
           Financial reserves not yet tax
             deductible                                   233         130
           Equipment                                   (1,200)     (1,114)
           Goodwill                                      (107)
                                                     ---------   ---------
           Deferred income tax asset                    7,937       8,805
           Valuation allowance                         (7,387)     (8,805)
                                                     ---------   ---------
           Net deferred tax asset                    $    550    $   -
                                                     =========    =======

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 -  INCOME TAXES (CONTINUED):

        At December 31, 1994, the Company's net operating losses of $22,700,000 are included in the gross deferred income tax asset of $7,937,000, of which $550,000 was recorded as a deferred tax asset, and the balance reserved through a valuation allowance of $7,387,000.

        SFAS No. 109, requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized". The ultimate realization of this deferred tax asset depends on the ability to generate sufficient taxable income in the future. The Company has undergone substantial restructuring resulting in a lower and more competitive cost structure. While management believes that the total deferred tax asset will be fully realized by future operating results together with tax planning opportunities, the losses in recent years and a desire to be conservative make it appropriate to record a valuation allowance.

NOTE 14 -  COMMITMENTS AND CONTINGENCIES:

        Contingencies - The Company had been the provider of telecommunications services at the Jacob K. Javits Convention Center (the Center) in New York City. Effective January 1, 1992, as a result of a contractual dispute with the New York Convention Center Operating Corporation (CCOC), the Company no longer provided services at the Center. A claim for approximately $5,400,000 was filed against the Company by CCOC for damages. In November 1993, the litigation with CCOC was settled and provided for the Company to pay $25,000 and issue a $550,000 note payable over five years, with no interest. The present value of the note was accrued by the Company (Note 7).

        While providing services at the Center, the Company licensed the right to provide certain public pay telephone services at the Center to Tel-A-Booth Communications, Ltd. (Tel-A-Booth). Tel-A-Booth has filed a claim against the Company which seeks $10,000,000 in damages including $1,400,000 for equipment purchased, for which no amounts have been provided in the accompanying consolidated financial statements.

        Discovery was completed in early 1995 and revealed certain inconsistencies in plaintiff's claims, which cast in doubt the bona fides of plaintiff's demand for $10 million on each of its claims against the Company. Of the $10 million in claimed damages, all but $1.4 million represents plaintiff's estimation of lost profits as a result of the Company's alleged breach of contract. The remaining $1.4 million represents the cost of the 400 telephones which plaintiff purportedly purchased for installation at The Center, pursuant to the contract, but which were ultimately not installed.

        Furthermore, the Company has asserted that the pertinent contract between plaintiff and the Company bars plaintiff's recovery of lost profits. More specifically, the contract provides that "[n] either party hereto shall be liable, directly or through any indemnification provision herein, for consequential (including lost profits) or indirect damages arising in any way out of this Agreement." Although plaintiff has argued that the language surrounding this clause limits its application to claims brought by third parties and thus the clause was not intended to limit damage claims between plaintiff and the Company, management believes this is a further defense to the claim.

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -  COMMITMENTS AND CONTINGENCIES (CONTINUED):

        With respect to the $1.4 million damage claim, discovery has revealed that plaintiff borrowed this entire amount from a private lender, using the telephones to be purchased as collateral. Subsequent to plaintiff's termination at The Center, the lender took possession of the collateral (which was then sold) and forgave the entire indebtedness in exchange. Arguably, plaintiff suffered no direct damage from the alleged breach of contract since plaintiff was restored to its initial position following this transaction.

        While any litigation contains an element of uncertainty, management is of the opinion -based on the current status of the claim - that the ultimate resolution of this matter should not have a material adverse effect upon either results of operations, cash flows or financial position of the Company.

        The Company's sales and use tax returns in certain jurisdictions are currently under examination. Management believes these examinations will not result in a material change from liabilities provided.

        STC is a party to  an employment claim which  arose prior to STC's
        acquisition of South.   STC is seeking  indemnification from South
        (Note 16).

        In addition to the above matters, the Company is a party to various legal actions, the outcome of which, in the opinion of management, will not have a material adverse effect on the Company's financial condition and results of operations.

        In November 1994, a subsidiary signed a letter of intent with an investment banking firm for the purpose of underwriting an initial public offering. If the public offering is successful and depending on the number of shares sold, the Company's investment in the subsidiary would be reduced from approximately 85% to approximately 60%.

        Commitments - The Company has entered into operating leases for the use of office facilities and equipment, which expire through October 2004. Certain of the leases are subject to escalations for increases in real estate taxes and other operating expenses. Rent expense amounted to approximately $1,856,000, $1,700,000 and $1,676,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

        Aggregate approximate future minimum rental payments under these operating leases are as follows:

           Year ending December 31:
               1995                                     $1,863,000
               1996                                      1,483,000
               1997                                      1,150,000
               1998                                        988,000
               1999                                        815,000
           Thereafter                                    1,178,000

                                                        -----------
                                                        $7,477,000
                                                        ===========

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 14 -  COMMITMENTS AND CONTINGENCIES (CONTINUED):

        In January 1994, the Company entered into a consulting agreement for financial and marketing services, which expires in November
        1996.   The agreement  provides for  the following  compensation;
        $30,000 upon signing, $3,000 per month retainer, and $150,000 upon the attainment of a specific financial ratio, which as of December 31, 1994 had not been attained. In addition, the consultant was issued a three year warrant to purchase 300,000 shares of the Company's common stock at a purchase price of $5.75 and a five year warrant to purchase 250,000 shares of the Company's common stock at a purchase price of $7.00 per share. The consultant may not compete with the Company during the term of this agreement and for two years thereafter.

        The consultant, through its affiliate, acquired from the Company approximately 1.5% (31,381 shares) of STC's common stock at a price of $.08 per share.

        In connection with the acquisit ion of East, STC entered into a three year consulting agreement, providing that during the first two years of the agreement the former owner is to be paid an annual consulting fee equal to 3% of STC's total cellular
        telephone rental revenues in  excess of $4,000,000.   In addition,
        an annual bonus of $100,000 is payable if total cellular telephone rental revenues exceed $5,000,000 per annum. The former owner may not engage in any business competing with STC, within a certain
        geographical  area.    For  the  year  ended  December  31,  1994,
        approximately $203,000 of fees relating to this agreement were incurred.

        In February 1994, the Company entered into a consulting agreement with a company controlled by the founder of Road and Show. The agreement, which was amended effective September 1, 1994 and expires December 31, 1996, provides for compensation of $205,000 and $200,000 for 1995 and 1996, respectively. In addition, the original agreement provided for the issuance of 31,381 shares of STC common stock, with a value ascribed thereto of $2,500 ($.08 per share). During the term of the agreement and for two years thereafter, the consultant may not compete with STC in the business of renting cellular telephones anywhere in the United States, Mexico and Canada. The consultant also received options to purchase 31,381 shares of STC's common stock at an exercise price, as amended, of $4.20 per share, pursuant to STC's stock option plan.

        In connection with the Access acquisition, the Company has entered into two employment agreements with former owners of Access. Each agreement is for three years expiring in June 1997. If terminated without cause, the Company shall pay all compensation due under the agreements for the lesser of eighteen months or the time remaining in the initial term. Aggregate minimum payments under the agreements during the years ending December 31, 1995, 1996 and 1997 are $330,000, $342,500 and $175,000, respectively.

              SHARED TECHNOLOGIES INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 -  RELATED PARTY TRANSACTIONS:

        In 1992, the Company issued 12,500 shares of common stock to a Board of Directors member and former shareholder of a Company acquired (BTC). The shares were issued since the Company was unable to obtain the release of his guarantee of certain BTC obligations in connection with the 1992 restructuring (Note 3). The Company has also agreed to indemnify the individual for any future amounts incurred by him related to his guarantee. The fair value of the shares issued was recorded as an expense in 1992.

        As of December 31, 1993, approximately $288,000 had been paid for life insurance premiums made on behalf of the Company's president, which was to be repaid from the proceeds of a $2,500,000 face value life insurance policy which was owned by the president. In January 1994, the beneficiary on the policy was changed to the Company in order to reduce the premium payments required by the Company. As of December 31, 1994, the amount due to the Company for premiums paid exceeded the cash surrender value of the policy by approximately $135,000. Accordingly, the President has agreed to reimburse the Company for this amount. The receivable and cash surrender value are reflected in other assets in the accompanying consolidated balance sheets.

NOTE 16 -  SUBSEQUENT EVENTS:

        During January 1995, the Company commenced a private placement to sell to a certain investor 300,000 shares of common stock at $4.25 per share, pursuant to Regulation S of the Securities Act of 1933.
         In connection with  this transaction, the  underwriter received a commission of  $120,000  and  a five  year  common  stock purchase warrant to acquire 30,000 shares of the Company's common stock for $5.00 per share.

        On January 17, 1995, STC filed a complaint against South (which includes its affiliates). The complaint alleges that the failure by South to disclose a certain claim constituted a breach of the asset purchase agreement. STC seeks damages and a declaratory judgement that the payment in the Company's common stock to South, pursuant to the agreement, should be reduced by the amount of any damages caused to the Company by such breach. In addition, the Company seeks indemnification from South, including requiring South to defend the Company from and against such claim.

        On January 27, 1995, South commenced an action against STC alleging, among other things, that STC's failure to deliver to South the Company's common stock under the asset purchase agreement constituted a breach of contract and fraud. South is seeking unspecified actual and punitive damages of not less than $10,000,000. STC sought a stay of this action and is considering depositing the Company's common stock with the Court. Although it has not received an opinion of counsel with regard to this matter, STC believes it has meritorious defenses to this action. In the event of an adverse outcome in this action, the Company does not believe that damages payable would be material unless the market value of the Company's common stock materially decreases prior to delivery thereof.

                                                         SCHEDULE VIII
                       SHARED TECHNOLOGIES INC.

                  VALUATION AND QUALIFYING ACCOUNTS
             Years Ended December 31, 1994, 1993 AND 1992


                         Balance at Charged to Charged               Balance
                         Beginning  Cost and   to Other              at End
       Description       of Year  Expenses  Accounts Deductions(1)    of Year

December 31, 1992:
 Allowance for doubtful
  accounts and discounts $291,000   $96,000  $-     $  90,000       $297,000


December 31, 1993:
 Allowance for doubtful
  accounts and discounts 297,000    253,000            240,000       310,000


December 31, 1994:
 Allowance for doubtful
  accounts and discounts 310,000    412,617            138,617       584,000



(1) Represents write off of uncollectible accounts, net of recoveries.

                                      PART III

          Items 10, 11, 12 and 13.
          ------------------------
               The Company incorporates by reference in response to these items its Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 1995 (to be filed with the Securities and Exchange Commission in definitive form on or before April 28,
          1995).

                                       PART IV

          Item 14.
          --------
          Exhibits, Financial Statement Schedules and Reports on Form 10-K
          ----------------------------------------------------------------
               Financial Statements          (a)
               --------------------
          Independent Auditors' Report: Rothstein, Kass & Company, P.C. Report of Independent Public Accountants: Arthur Andersen LLP

          Consolidated Balance Sheets as of December 31, 1994 and 1993.

          Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992.

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992.

          Consolidated Statements of Cash Flow for the years ended December 31, 1994, 1993 and 1992.

          Notes to Consolidated Financial Statements

          Financial Statements Schedule:     Schedule VIII

          (b)  Reports on Form 8-K
               -------------------
               On January 25, 1995 the Company filed a Form 8K announcing a change in independent public accountants to Rothstein, Kass & Company, P.C. from Arthur Andersen LLP for the year end December 31, 1994.

          (c)  Exhibits
                --------
          Exhibit No.           Description of Exhibit
          ===========         ======================

             3.1              Restated Certificate of Incorporation of the
                              Registrant.

             3.2              By-laws of the Registrant, as amended.

             4.1 Specimen Certificate for Common Stock, as amended to reflect the reverse one-for-four stock split and corresponding change in par value. Incorporated by reference from
                              Exhibit 4.1 of the Company's Form 10-K/A
                              Amendment No. 1 for December 31, 1992.

             4.2 Certificates of Designation for Series D Preferred Stock. Incorporated by reference from Exhibit 4.2 of the Company's Form 10-K/A Amendment No. 1 for December 31, 1993.

             4.3 Form of Warrant Certificate associated with Series D Preferred Stock offering.
                              Incorporated by reference from Exhibit 4.3 of the Company's Form 10-K/A Amendment No. 1 for December 31, 1993.

             4.4 Form of Registration Rights Agreement associated with Series D Preferred Stock Offering. Incorporated by reference from
                              Exhibit 4.4 of the Company's Form 10-K/A
                              Amendment No. 1 for December 31, 1993.


            10.1 Promissory Note dated June 4, 1990 in the principal amount of $5,000,000 from Registrant to Central Bank with Loan and Security Agreement, Pledge Agreement, Guaranty Agreement and Collateral Assignment of Tenant Services Agreement. Incorporated by reference from Exhibit 10.7 of the Company's Form 10-K for December 31, 1990.

            10.2 Revolving Note dated February 20, 1991 in the principal amount of $750,000 from Registrant to Central Bank with Letter Agreement and Commercial Revolving Loan and Security Agreement. Incorporated by reference from
                              Exhibit 10.4 of the Company's Form 10-K for
                              December 31, 1991.


            10.3 Workout Agreement dated July 27, 1992 between the Registrant and the Federal Deposit Insurance Corporation in its capacity as receiver for Central Bank and Trust Company.

                               Incorporated by reference from Exhibit 10.5
                              of the Company's Form 10-K/A Amendment No. 1 for December 31, 1992.

            10.4              Form of Non-Bank Creditor Agreement.
                              Incorporated by reference from Exhibit 10.6
                              of the Company's Form 10-K/A Amendment No. 1 for December 31, 1992.

            10.5 Form of Assent to Plan for a Common Law Composition of all Non-Bank Creditors of Registrant. Incorporated by reference from
                              Exhibit 10.7 of the Company's Form 10-K/A
                              Amendment No. 1 for December 31, 1992.

            10.6 Asset purchase agreement by and between Road and Show East, Inc. and Shared Technologies Cellular, Inc. Incorporated by reference from
                              Exhibit 10.8 of the Company's Form 10-K/A
                              Amendment No. 1 for December 31, 1993.


            10.7 Asset purchase agreement by and between Road and Show South, Ltd. acting by Road and Show South, Inc. and Shared Technologies Cellular, Inc. Incorporated by reference from Exhibit
                              10.9 of the Company's Form 10-K/A Amendment
                              No. 1 for December 31, 1993.

            10.8 Revolving Credit and Term Loan Agreement between State Street Bank and Trust Company and Shared Technologies Inc., Multi-Tenant Services, Inc., and Boston Telecommunications Group, Inc. Incorporated by reference from
                              Exhibit 10.10 of the Company's Form 10-K/A
                              Amendment No. 1 for December 31, 1993.

            10.9 Purchase Agreement between Shared Technologies Inc. and International Capital Partners, Inc. and others. Incorporated by reference from Exhibit 10.11 of the Company's Form 10-K/A Amendment No. 1 for December 31, 1993.

            10.10             Form of Common Stock Purchase Warrant.
                              Incorporated by reference from Exhibit 10.12
                              of the Company's Form 10-K/A Amendment No. 1 for December 31, 1993.

            10.11 Partnership Interests and Share Purchase Agreement by and among Access Telemanagement, Inc., Access Trust, Ronald E. Scott, Kevin

                              Schottlaender and Shared Technologies Inc.
                              dated June 27, 1994.  Incorporated by
                              reference to the Company's Form 8-K dated
                              June 27, 1994 and filed on July 8, 1994.

            10.12 Accounts Security Agreement by and between Access Telecommunication Group, L.P. and MARTINET, Inc. for Access Trust, Ronald E. Scott, Kevin Schottlaender and Trammel S. Crow. Incorporated by reference to the Company's Form 8-K dated June 27, 1994 and filed on July 8, 1994.

            10.13 Pledge Agreement between Shared Technologies Inc. and MARTINET, Inc. for Access Trust, Ronald E. Scott, Kevin Schottlaender and Trammel S. Crow. Incorporated by reference to the Company's Form 8-K dated June 27, 1994 and filed on July 8, 1994.

            10.14 Registration Rights Agreement by and among Shared Technologies Inc., Access Trust, Ronald E. Scott and Kevin Schottlaender. Incorporated by reference to the Company's Form 8-K dated June 27, 1994 and filed on July 8, 1994.

            10.15             Form of Common Stock Purchase Warrant.
                              Incorporated by reference to the Company's
                              Form 8-K dated June 27, 1994 and filed on
                              July 8, 1994.

            10.16             Consulting Agreement between Shared
                              Technologies Inc. and Vertical Financial
                              Holding.

            11 Computation of Earnings Per Share and Weighted Average Number of Shares
                              Outstanding.

            21                List of subsidiaries of the Registrant.

                                     SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SHARED TECHNOLOGIES INC.
                                   ------------------------
                                   (Registrant)



                               By     /s/ Anthony D. Autorino
                                   ----------------------------------
                                    Anthony D. Autorino
                                    President, Principal Executive
                                    Officer and Director
                                    Date:  April 11, 1995



                               By     /s/ Vincent DiVincenzo
                                   ------------------------------
                                    Vincent DiVincenzo
                                    Senior Vice President - Finance and
                                    Administration, Treasurer, Chief
                                    Financial Officer and Director
                                    Date:  April 11, 1995

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          By    /s/ Anthony D. Autorino        By   /s/ William A. DiBella
            ----------------------------        ---------------------------
            Anthony D. Autorino                  William A. DiBella,
            President, Principal Executive       Director
            Officer and Director                 Date:  April 11, 1995
            Date:  April 11, 1995

          By    /s/ James D. Rivette             By   /s/ Jo McKenzie
             ---------------------------           ------------------------
            James D. Rivette, Director             Jo McKenzie, Director
            Date:  April 11, 1995                  Date:  April 11, 1995

          By_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _     By   /s/ Thomas H. Decker
                                                 --------------------------
            Lewis M. Rambo, Ph.D., Director      Thomas H. Decker, Director
            Date:  April 11, 1995                Date:  April 11, 1995

          By  /s/ Ajit Hutheesing               By_ _ _ _ _ _ _ _ _ _ _ _ _
           ---------------------
            Ajit Hutheesing,                      Herbert L. Oakes, Jr.
            Director                              Director
            Date:  April 11, 1995                 Date:  April 11, 1995

          By    /s/ Edward J. McCormack, Jr.     By  /s/ Vincent DiVincenzo

             -------------------------------      -------------------------
            Edward J. McCormack, Jr.              Vincent DiVincenzo,
            Director                              Director
            Date: April 11, 1995                  Date: April 11, 1995

               /s/ Ronald E. Scott          By
            --------------------------
            Ronald E. Scott
            Director
            Date:  April 11, 1995