Form 10-Q
period 1995-03-31
SHARED TECHNOLOGIES INC
filed 1995-05-15
CIK 817632

Form 10-Q

          SECURITIES AND EXCHANGE COMMISSION

          WASHINGTON, D.C.  20549

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For Quarterly Period Ended March 31, 1995
                                     --------------

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          Commission File Number 0-17366
          ------------------------------

          SHARED TECHNOLOGIES INC.
          ------------------------
          (exact name of registrant as specified in its charter)

          Delaware                                 87-0424558
          ----------                              -------------
          (State or other jurisdiction of        (I.R.S. Employer
           Incorporation or organization)         Identification No.)

          100 Great Meadow Road, Suite 104
          Wethersfield, CT 06109
          ----------------------------------
          (Address of principal executive offices)

          (203) 258-2400
          -----------------
          (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X         No _ _ _ _
             -------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                          Outstanding at May 13, 1995
          -------------                  ----------------------------
          Common Stock, $.004 par value      7,624,412 shares

                    PART I      FINANCIAL INFORMATION                PAGE
                    --------    ----------------------               -----
                    Item 1.     Financial Statements

                                   Consolidated Balance
                                   Sheets as of March 31,
                                   1995 and December 31, 1994         3-4

                                   Consolidated Statements of
                                   Operations for the three
                                   months ended March 31,
                                   1995 and 1994                        5

                                   Consolidated Statements of
                                   Cash Flows for the three
                                   months ended March 31,
                                   1995 and 1994                        6

                                   Consolidated Statements of
                                   Stockholders' Equity for
                                   the three months ended
                                   March 31, 1995                       7

                                   Notes to Consolidated
                                   Financial Statements               8-11


                    Item 2      Management's Discussion and
                                  Analysis of Results of
                                  Operations and Financial
                                  Condition                          11-13

                    PART II     OTHER INFORMATION                      13


                                Signature Page                         14

          Item 1.  Financial Statements
          ------------------------------------

          Shared Technologies Inc.
          Consolidated Balance Sheets
          March 31, 1995 and December 31, 1994
          (unaudited)

                                                 March 31,      December 31,
                                                    1995             1994
                                                 ----------     -------------
          CURRENT ASSETS:


            Cash                                     $300,051          $172,262

           Accounts receivable, less allowance
            for doubtful accounts of $523,000
            in 1995 and $584,000 in 1994            8,685,784         8,532,770
            Other current assets                      939,937           727,375
            Subscriptions receivable
            Deferred income taxes                     550,000           550,000
                                                     --------           -------
                       Total current assets        10,475,772         9,982,407
                                                 ------------      ------------

          Equipment, at cost:
               Telecommunications equipment        26,545,706        26,222,732
               Office and data processing
               equipment                            5,500,864         4,995,191
                                                 ------------      ------------
                                                   32,046,570        31,217,923
            Less - Accumulated depreciation        16,350,445        15,473,023
                                                 ------------      ------------
                                                   15,696,125        15,744,900
                                                -------------     -------------

          Other Assets                             12,189,403        12,197,929
                                                  -----------      ------------

                           Total assets           $38,361,300       $37,925,236
                                               --------------   ---------------


          Shared Technologies Inc.
          Consolidated Balance Sheets
          March 31, 1995 and December 31, 1994
          (unaudited)



                                                    March 31,  December 31,
                                                       1995        1994

          CURRENT LIABILITIES:


           Notes payable and current portion of
            long-term debt and capital lease
            obligations                             $1,685,898   $1,840,401
            Accounts payable                         8,196,658    8,191,350
            Accrued expenses                         2,087,607    2,381,736
            Advanced billings                        1,228,059    1,260,158
                                                    ---------- ------------
           Total current liabilities                13,198,222   13,673,645
                                                    ---------- ------------



          Long-Term Debt and Capital Lease           2,399,807    2,886,365
          Obligations less current portion          ---------- ------------


          Minority Interest in Net Assets of
            Subsidiaries                                90,961      101,504
                                                      --------    ---------


          Redeemable Put Warrant                       393,823      383,048
                                                      --------     --------


          STOCKHOLDERS'  EQUITY:

           Preferred Stock, $.01 par value:

           Series C, authorized 1,500,000 shares,
           outstanding 906,930 shares in 1995 and
           1994                                          9,069        9,069

           Series D, authorized 1,000,000 shares,
           outstanding 456,900 shares in 1995 and
           1994                                          4,569        4,569


          Shared Technologies Inc.
          Consolidated Balance Sheets
          March 31, 1995 and December 31, 1994
          (unaudited)



                                                   March 31,      December 31,
                                                     1995              1994
           Series E, authorized 400,000 shares,
           outstanding, no shares in 1995 and
           400,000 shares in 1994                                          4,000
            Series F, authorized 700,000
             shares, outstanding,
              700,000 shares in 1995 and 1994             7,000            7,000
            Common Stock; $.004 par value,
             20,000,000 shares authorized;
            7,624,412 and 6,628,246 shares
             outstanding in 1995 and 1994
             respectively                                30,498
                                                                          26,513
            Additional paid-in capital               43,976,713       41,488,128
            Accumulated deficit                    (22,290,362)     (22,465,105)
            Obligations to issue common stock           541,000        1,806,500
                                                     ----------     ------------
                   Total stockholders' equity        22,278,487       20,880,674
                                                   ------------    -------------

          Total liabilities and stockholders'       $38,361,300      $37,925,236
             equity



          The accompanying notes are an integral part of these financial statements.



          Shared Technologies Inc.
          Consolidated Statements of Operations
          For the Three Months Ended
          March 31, 1995 and 1994
          (unaudited)
                                                    March 31,       March 31,
                                                      1995             1994
          Revenue:
            Shared tenant services                    $8,333,728      $6,092,244
            Facility Management Services               2,482,876         380,996
            Cellular services                          2,026,656       1,423,120
                                                     -----------      ----------

               Total Revenue                          12,843,260       7,896,360
                                                     -----------     -----------

          Cost of Revenue:
            Shared tenant services                     4,730,209       3,312,787
            Facility Management Services               1,954,521         333,294
            Cellular services                          1,067,486         780,913
                                                      ----------     -----------

               Total Cost of Revenue                   7,752,216       4,426,994
                                                      ----------     -----------

          Gross Margin                                 5,091,044       3,469,366
                                                      ----------      ----------

          Selling, General & Administrative
            Expenses:                                  4,672,434       3,161,097
                                                     -----------     -----------

          Operating Income                               418,610         308,269

          Interest Expense                             (166,332)        (56,673)
          Interest Income                                 21,910          24,942
          Minority Interest in Net (Income)
            Loss of Subsidiaries                          10,543        (20,010)
                                                        --------      ----------
          Net Income                                     284,731         256,528

          Preferred Stock Dividends                     (99,215)       (109,601)

          Net Income Applicable to Common Stock         $185,516        $146,927

          Net Income Per Common Share                      $0.02           $0.03


          Weighted Average Shares Outstanding          8,578,231       5,190,960

          Shared Technologies Inc.
          Consolidated Statements of Cash Flows
          For the Three Months Ended
          March 31, 1995 and 1994
          (unaudited)

                                                    March 31,     March 31,
                                                      1995          1994
          Cash Flows Used in Operating Activities
            Net Income                                $284,731       $256,528
            Adjustments:
            Minority interest in net income of        (10,543)         20,010
             subsidiaries
            Change in Assets and Liabilities:
                     Accounts receivable             (153,014)      (508,845)
                     Other current assets            (212,562)      (426,389)
                     Other assets                    (217,255)         58,245
                     Accounts payable                    5,308        873,069
                     Accrued expenses                (245,538)      (415,878)
                     Advanced billings                (32,099)        (8,001)
          Net cash provided by operating
            activities                                 468,317        404,920

          Cash Flows Used in Investing Activities
             Capital expenditures                    (774,733)      (247,502)
            Net cash used in investing activities    (774,733)      (247,502)

          Cash Flows From Financing Activities:
             Preferred stock dividends                (97,736)      (109,601)
          Repayments of notes payable, long-term
           debt and capital lease obligations        (641,059)      (300,111)
          Proceeds from sales of common and
           preferred stock                           1,173,000
          Expenses related to sale of preferred                       (1,050)
           stock
          Net cash provided by (used in)               434,205      (410,762)
           financing activities

          Net increase (decrease) in cash              127,789      (253,344)

          Cash, Beginning of Period                    172,262        358,533
          Cash, End of Period                         $300,051       $105,189

          Supplemental Disclosures of Cash Flow
            Information:
          Cash paid during the period for -
               Interest                               $149,632        $56,673
               Income taxes                            $33,398         $5,813
          The accompanying notes are an integral part of these financial statements.

          Shared Technologies Inc.
          Consolidated Statement of
          Stockholders' Equity
          For the three months ended
          March 31, 1995
          (unaudited)
                                     Series C          Series D
                                     Preferred         Preferred

                                      Shares   Amount    Shares      Amount

          Balance, December 31, 1994   906,930  $9,069     456,900      $4,569

          Issuance of Common Stock
           per obligation to issue        -        -         -           -

          Conversion of Preferred E       -        -         -           -

          Sale of Common Stock            -        -         -           -

          Common stock issued in
          lieu of compensation and
          other                          -        -         -           -

          Net income                      -        -         -           -

          Dividend accretion of
           redeemable put warrant         -        -         -           -

          Preferred stock dividends       -        -         -           -

          Balance, December 31, 1994   906,930  $9,069     456,900      $4,569





          Shared Technologies Inc.
          Consolidated Statement of
          Stockholders' Equity
          For the three months ended
          March 31, 1995
          (unaudited)
                                     Series E           Series F
                                     Preferred          Preferred

                                      Shares    Amount    Shares      Amount

          Balance, December 31, 1994   400,000   $4,000    700,000       $7,000

          Issuance of Common Stock
           per obligation to issue        -         -         -           -

          Conversion of Preferred E  (400,000) ($4,000)       -           -

          Sale of Common Stock            -         -         -           -

          Common stock issued in
          lieu of compensation and
          other                           -        -         -           -

          Net income                      -         -         -           -

          Dividend accretion of
           redeemable put warrant         -         -         -           -

          Preferred stock dividends       -         -         -           -

          Balance, December 31, 1994         0       $0    700,000       $7,000







          Shared Technologies Inc.
          Consolidated Statement of
          Stockholders' Equity
          For the three months ended
          March 31, 1995
          (unaudited)
                                       Common                   Additional
                                        Stock
                                                                 Paid-in
                                       Shares       Amount       Capital

          Balance, December 31, 1994   6,628,246     $26,513     $41,488,128

          Issuance of Common Stock
          per obligation to issue        283,992       1,136       1,264,364

          Conversion of Preferred E      400,000       1,600           2,400

          Sale of Common Stock           300,000       1,200       1,171,800

          Common stock issued in
           lieu of compensation and       12,174          49          50,021
           other

          Net income                       -            -             -

          Dividend accretion of
          redeemable put warrant           -            -             -

          Preferred stock dividends        -            -             -

          Balance, December 31, 1994   7,624,412     $30,498     $43,976,713



          Shared Technologies Inc.
          Consolidated Statement of
          Stockholders' Equity
          For the three months ended
          March 31, 1995
          (unaudited)
                                                    Obligations      Total
                                       Accumulated    to Issue
                                                                 Stockholders'
                                         Deficit    Common Stock     Equity

          Balance, December 31, 1994 ($22,465,105)    $1,806,500   $20,880,674

          Issuance of Common Stock
          per obligation to issue            -       (1,265,500)           (0)

          Conversion of Preferred E          -             -                 0

          Sale of Common Stock               -             -         1,173,000

          Common stock issued in
          lieu of compensation and           -             -            50,070
            other

          Net income                       284,731         -           284,731

          Dividend accretion of
           redeemable put warrant         (10,773)         -          (10,773)

          Preferred stock dividends       (99,215)         -          (99,215)

          Balance, December 31, 1994 ($22,290,362)      $541,000   $22,278,487

          Shared Technologies Inc.
          Notes to Consolidated Financial Statements
          March 31, 1995
          (Unaudited)


          1. Basis of Presentation: The consolidated financial statements included herein have been prepared by Shared Technologies Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
          It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's December 31, 1994 report on Form 10-K. Certain reclassifications to prior year financial statements were made in order to conform to the 1995 presentation.


          2. Income Taxes: The Company and its subsidiaries file a consolidated federal income tax return but generally file separate state income tax returns. As of December 31, 1994, the Company has net operating loss carryforwards for federal income tax purposes of approximately $22.7 million, which expire, if unused, from 2001 to 2007.


          3. Acquisitions: In December and October 1993, the Company commenced management of, and subsequently acquired certain assets and assumed certain liabilities of Road and Show South, Ltd. (South) and Road and Show Cellular East, Inc. (East), respectively. The purchase price for South was $1,261,611, of which $46,111 was paid in cash and the balance through the issuance of 221,000 shares of the Company's common stock valued at $1,215,500. The purchase price for East was $750,245, of which $209,245 was paid in cash and the balance through the issuance, upon demand, of 108,200 shares of the Company's common stock valued at $541,000. The number of shares of common stock related to these acquisitions was adjusted on December 1, 1994 based on the price of the Company's common stock at that date, for which an aggregate of 64,966 additional shares will be issued. As of March 31, 1995, no shares of common stock had been issued for the East acquisition. The shares in connection with the South acquisition have been issued, but have not been delivered pending the outcome of certain claims against, and by, the former owners of South.

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

          These acquisitions were accounted for as purchases, and the purchase prices were allocated on the basis of the relative fair market values of the net assets.

          Additional payments may be required for the East acquisition based upon the attainment of certain future revenues of the Company and will be charged to goodwill when they become earned.

          The following unaudited pro forma statements of operations for 1994 give effect to the Access acquisition, as if it occurred on January 1, 1994:

                                                                      1994
          Revenues                                                  $54,547,694
          Cost of revenues                                           32,612,238
                                                                   ------------
          Gross margin                                               21,935,456
          Selling, general and administrative expenses               19,573,151
                                                                    -----------
          Operating income                                            2,362,305
          Other expense, net                                          (459,378)
                                                                    -----------
          Income before income tax credit                             1,902,927
          Income tax credit                                             550,000
                                                                   ------------
          Net income                                                  2,452,927
          Preferred stock dividends                                   (538,159)
                                                                    -----------
          Net income applicable to common stock                      $1,914,768
                                                                    ===========

          Net income per common share:
            Net income                                                     $.25
                                                                     ==========

          Weighted average number of common shares outstanding        7,753,409
                                                                      =========



          4. Contingencies: While providing services at the Jacob K. Javits Convention Center in 1991, the Company licensed the right to provide certain public pay telephone services at the Center to

          Tel-A-Booth Communications, Ltd. In 1992, Tel-A-Booth filed a claim against the New York Convention Center Operating Corporation and its facilities manager, Ogden Allied Facility Management, and against the Company seeking $10,000,000 in damages for which no amounts have been provided in the accompanying consolidated financial statements. While any litigation contains an element of uncertainty, management is of the opinion based on the current status of the claim that the ultimate resolution of this matter should not have a material adverse effect upon either results of operations, cash flows or financial position of the Company.

          On January 17, 1995, the Company's subsidiary Shared Technologies Cellular, Inc. ("STC") filed a complaint against South (which includes its affiliates). The complaint alleges that the failure by South to disclose a certain claim constituted a breach of the asset purchase agreement. STC seeks damages and a declaratory judgment that the payment in the Company's common stock to South, pursuant to the agreement, should be reduced by the amount of any damages caused to the Company by such breach. In addition, the Company seeks indemnification from South, including requiring South to defend the Company from and against such claim.

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

          5. Subsequent Events: In April 1995, the Company's cellular subsidiary Shared Technologies Cellular, Inc. ("STC") completed its SB-2 filing with the Securities and Exchange Commission and became a public company. Prior to this date STC had been an approximately 86% owned subsidiary of the Company. STC sold 950,000 shares of common stock at $5.25 which generated net proceeds of $3,788,750, after underwriters' commissions and estimated offering expenses. These proceeds are intended to be used to finance marketing activities relating to STC's cellular telephone rental service ($1.15 million), repayment of indebtedness to the Company ($1.25 million), acquisition of telecommunication equipment, billing technology management information systems and centralized reservation systems, ($.5 million) and working capital and general corporate purposes (.9 million). The net effect on the consolidated financial statements for the second quarter will be a gain of approximately $1.0 million.


          Item 2.
          -------

          Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
          Financial Condition
          -------------------

          Results of Operations:
          -----------------------

          The Company's revenues rose to $12,843,000 for the three months ended March 31, 1995, an increase of $4,947,000 or 63% over the three months ended March 31, 1994. Each division produced significant revenue growth, shared tenant services ("STS") increased $2,241,000 or 37%, facility management services ("FMS") increased $2,102,000 or 552% and cellular services grew $604,000 or 42%. $1,873,000 of the STS growth and all of the FMS growth was attributable to the June 1994 acquisition of Access Telecommunications Group, L.P. ("Access"). The remaining revenue growth was achieved mainly at operations in existence at March 31, 1994.

          Gross margin dropped to 39.6% of revenue for the three months ended March 31, 1995 from 43.9% for the three months ended March 31, 1994. This decrease was mainly due to changes in the Company's revenue mix. STS revenue accounted for 64.9% of total revenue in 1995 versus 77.2% in 1994, FMS revenue increased to 19.3% of total revenue in 1995 from 4.8% in 1994 and cellular services revenue dropped to 15.8% of total revenue in 1995 as compared to 18.0% in 1994. Associated with this change in revenue mix is the fact that each division produced significantly different gross margins.

          The STS division achieved a gross margin of 43.2% for the three months ended March 31, 1995 compared to 45.6% for the three months ended March 31, 1994. The decrease is mainly attributable to the STS locations added in the Access acquisition. These locations have historically achieved gross margins of approximately 33%. The FMS division produced a gross margin of 21.3% for the three months ended March 31, 1995 compared to 12.5% for the three months ended March 31, 1994. The cellular services division produced a gross margin of 47.3% and for the three months ended March 31, 1995, versus 45.1% for the three months ended March 31, 1994. The following table illustrates the effect of sales percentage and gross margin by division on total gross margin for the three months ended March 31, 1995:

                                                             Contribution
                                              % Gross        to total
                                   % Sales    Margin         gross margin
          STS                      64.9%      43.2%          28.0%
          FMS                      19.3%      21.3%          4.1%
          Cellular services        15.8%      47.3%          7.5%
                                                             ------
          TOTAL                                              39.6%

          Selling general and operating expenses as a percentage of revenue decreased to 36.4% for the three months ended March 31, 1995 versus 40.0% for the three months ended March 31, 1994. This improvement is mainly due to the cost synergies created with the overall growth of the Company, as there are significant fixed costs that do not increase with sales volume.

          Interest expense increased by $110,000 in the three months ended March 31, 1995 over the three months ended March 31, 1994. This increase is primarily due to the addition of a larger amount of interest bearing debt during the third and fourth quarters of 1994.

          Due to the factors above, the Company generated net income of $285,000 for the three months ended March 31, 1995 compared to $257,000 for the same period ended March 31, 1994.



          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------
          The Company's working capital deficit at March 31, 1995 was $2,722,000 compared to $3,692,000 at March 31, 1994.
          Stockholders' equity at March 31 1995 was $22,278,000 compared to $9,568,000 at March 31, 1994.

          Net cash provided by operations increased to $468,000 for the three months ended March 31, 1995 versus $405,000 for the three months ended March 31, 1994. Cash from operations was used to reduce the working capital deficit through repayment of outstanding debt and to pay preferred stock dividends.

          The Company increased investing activities substantially for the three months ended March 31, 1995 compared to the same period last year. The Company invested $775,000 on capital expenditures for the three months ended March 31, 1995 compared to $248,000 for the three months ended March 31, 1994. These investments were made to upgrade equipment and expand operations at existing locations.

          During the first quarter of 1995 $1,173,000 was raised through stock sales. These proceeds were used to help repay outstanding debt and to finance capital expenditures. Net cash provided by financing activities was $424,000 for the three months ended March 31, 1995 compared to $411,000 used in financing activities for the three months ended March 31, 1994.

          The Company plans to continue to reduce the working capital deficit and to expand operations throughout 1995. Cash for these purposes is expected to be provided from operations, additional debt and the completion of an initial public offering for the Company's cellular subsidiary Shared Technologies Cellular, Inc.

          PART II.              OTHER INFORMATION

          Item 6.               Exhibits and Reports on Form 8-K:

                                (a)   Exhibits

                                      None

                                (b)   Reports on Form 8-K

                                      None


          SIGNATURE



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



          SHARED TECHNOLOGIES INC.



          By:      /s/ Vincent DiVincenzo
              ----------------------------
              Vincent DiVincenzo
              Senior Vice President-Finance
              and Administration, Treasurer,
              Chief Financial Officer



          Date:  May 12, 1995