Form 10-K/A
SHARED TECHNOLOGIES INC
filed 1995-05-22
CIK 817632

SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-K/A
          AMENDMENT NO. 1

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

          The purpose of this Amendment is to provide the Financial Data Schedule.


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

            27                Financial Data Schedule

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

          Date:  May 22, 1995