Form 10-Q/A
period 1995-03-31
SHARED TECHNOLOGIES INC
filed 1995-06-27
CIK 817632

SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          Form 10-Q/A
          Amendment No. 1

          SECURITIES AND EXCHANGE COMMISSION

          WASHINGTON, D.C.  20549

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

          Yes  X         No _ _ _ _
             -------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                          Outstanding at June 26, 1995
          -------------                  ----------------------------
          Common Stock, $.004 par value      7,624,412 shares

          The purpose of this Amendment is to provide the Financial Data
          Schedule.


          PART II.              OTHER INFORMATION

          Item 6.               Exhibits and Reports on Form 8-K:

                                (a)   Exhibits

                                      Exhibit 27 as required by Item 60-1(c)
                                      of Regulation S-K and Regulation S-B
                                      and Rule 401 of Regulation S-T.

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



          Date:  June 26, 1995