Form 10-Q
period 1995-06-30
SHARED TECHNOLOGIES INC
filed 1995-08-14
CIK 817632

Form 10-Q

          SECURITIES AND EXCHANGE COMMISSION

          WASHINGTON, D.C.  20549

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For Quarterly Period Ended June 30, 1995
                                     --------------

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

          Yes  X         No _ _ _ _
             -------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                          Outstanding at August 14, 1995
          -------------                     ---------------------------
          Common Stock, $.004 par value      8,460,815 shares

                    PART I      FINANCIAL INFORMATION                PAGE
                    --------    ----------------------               -----
                    Item 1.     Financial Statements

                                   Consolidated Balance
                                   Sheets as of June 30,
                                   1995 and December 31, 1994         3-4

                                   Consolidated Statements of
                                   Operations for the six months
                                   ended June 30, 1995 and 1994        5

                                   Consolidated Statements of
                                   Operations for the three
                                   months ended June 30,
                                   1995 and 1994                        6

                                   Consolidated Statements of
                                   Cash Flows for the six
                                   months ended June 30,
                                   1995 and 1994                        7

                                   Consolidated Statements of
                                   Stockholders' Equity for
                                   the six months ended
                                   June 30, 1995                        8

                                   Notes to Consolidated
                                   Financial Statements               9-11


                    Item 2      Management's Discussion and
                                  Analysis of Results of
                                  Operations and Financial
                                  Condition                          12-13

                    PART II     OTHER INFORMATION                      14


                                Signature Page                         15

          Item 1.  Financial Statements
          ------------------------------------

          Shared Technologies Inc.
          Consolidated Balance Sheets
          June 30, 1995 and December 31, 1994
          (unaudited)
                                                  June 30,      December 31,
                                                    1995             1994
                                                 ----------     -------------
          CURRENT ASSETS:

            Cash                                   $1,779,056          $172,262

           Accounts receivable, less allowance
            for doubtful accounts of $874,550
            in 1995 and $584,000 in 1994           10,752,008         8,532,770

            Other current assets                    1,212,216           727,375
            Deferred income taxes                     550,000           550,000
                                                     --------           -------
                       Total current assets        14,293,280         9,982,407
                                                 ------------      ------------

          Equipment, at cost:
               Telecommunications equipment        28,487,699        26,222,732
               Office and data processing
               equipment                            5,862,616         4,995,191
                                                 ------------      ------------
                                                   34,350,315        31,217,923
            Less - Accumulated depreciation        17,152,997        15,473,023
                                                 ------------      ------------
                                                   17,197,318        15,744,900
                                                -------------     -------------

          Other Assets                             14,686,648        12,197,929
                                                  -----------      ------------

                                  Total Assets    $46,177,246       $37,925,236
                                               -------------- -----------------
                                               -------------- -----------------





          The accompanying notes are an integral part of these consolidated financial statements.


          Shared Technologies Inc.
          Consolidated Balance Sheets
          June 30, 1995 and December 31, 1994
          (unaudited)



                                                     June 30,  December 31,
                                                       1995        1994

          CURRENT LIABILITIES:


           Notes payable and current portion of
            long-term debt and capital lease
            obligations                             $2,201,365   $1,840,401
            Accounts payable                         9,746,134    8,191,350
            Accrued expenses                         2,586,859    2,381,736
            Advance billings                         1,276,109    1,260,158
                                                    ---------- ------------
           Total current liabilities                15,810,467   13,673,645
                                                    ---------- ------------



          Long-Term Debt and Capital Lease           4,168,976    2,886,365
          Obligations less current portion          ---------- ------------


          Minority Interest in Net Assets of
            Subsidiaries                             2,037,290      101,504
                                                      --------    ---------


          Redeemable Put Warrant                       404,899      383,048
                                                      --------     --------

          STOCKHOLDERS'  EQUITY:

           Preferred Stock, $.01 par value:

           Series C, authorized 1,500,000 shares,
           outstanding 906,930 shares in 1995 and
           1994                                          9,069        9,069

           Series D, authorized 1,000,000 shares,
           outstanding 456,900 shares in 1995 and
           1994                                          4,569        4,569
          The accompanying notes are an integral part of these consolidated financial statements.








          Shared Technologies Inc.
          Consolidated Balance Sheets
          June 30, 1995 and December 31, 1994
          (unaudited)



                                                   March 31,      December 31,
                                                     1995              1994
             Series E, authorized 400,000
             shares, outstanding, no shares in
             1995 and 400,000 shares in 1994                               4,000
             Series F, authorized 700,000
             shares, outstanding,
             700,000 shares in 1995 and 1994              7,000            7,000
             Common Stock; $.004 par value,
             20,000,000 shares authorized;
             7,745,815 and 6,628,246 shares
             outstanding in 1995 and 1994
             respectively                                30,983           26,513

            Additional paid-in capital               44,507,677       41,488,128
            Accumulated deficit                    (20,803,684)     (22,465,105)
            Obligations to issue common stock                          1,806,500
                                                     ----------     ------------
                   Total stockholders' equity        23,755,614       20,880,674
                                                   ------------    -------------

          Total liabilities and stockholders'       $46,177,246      $37,925,236
             equity                              --------------    -------------
                                                 --------------    -------------



          The accompanying notes are an integral part of these consolidated financial statements.



          Shared Technologies Inc.
          Consolidated Statements of Operations
          For the Six Months Ended
          June 30, 1995 and 1994
          (unaudited)
                                                    June 30,        June 30,
                                                      1995            1994
          Revenue:
            Shared tenant services                   $17,069,938     $12,348,576
            Facility management services               5,349,762         751,496
            Cellular services                          5,290,069       3,920,910
                                                     -----------      ----------

               Total Revenue                          27,709,769      17,020,982
                                                     -----------     -----------

          Cost of Revenue:
            Shared tenant services                     9,580,135       6,556,558
            Facility management services               4,249,913         658,294
            Cellular services                          3,078,697       2,115,094
                                                      ----------     -----------

               Total Cost of Revenue                  16,908,745       9,329,946
                                                      ----------     -----------

          Gross Margin                                10,801,024       7,691,036
                                                      ----------      ----------

          Selling, General & Administrative
            Expenses:
                        Field                          7,980,538       4,746,620
                        Corporate                      2,143,545       1,852,627
                                                     -----------      ----------

          Operating Income                               676,941       1,091,789

          Gain on sale of subsidiary stock             1,374,544
          Interest Expense                             (329,613)       (126,349)
          Interest Income                                 71,448          37,558
          Minority Interest in Net (Income)
            Loss of Subsidiaries                          88,845        (43,080)
                                                        --------      ----------
          Net Income                                   1,882,165         959,918

          Preferred Stock Dividends                    (198,895)       (219,202)
                                                       ---------    ------------

          Net Income Applicable to Common Stock       $1,683,270        $740,716
                                                ---------------- --------------
                                                ---------------- --------------
          Net Income Per Common Share                      $0.19           $0.14
                                                        --------       ---------
                                                        --------       ---------
          Weighted Average Shares Outstanding          8,772,147       5,267,344
                                                    ------------     -----------
                                                    ------------     -----------
          The accompanying notes are an integral part of these consolidated financial statements.



          Shared Technologies Inc.
          Consolidated Statements of Operations
          For the Three Months Ended
          June 30, 1995 and 1994
          (unaudited)
                                                    June 30,        June 30,
                                                      1995            1994
          Revenue:
            Shared tenant services                    $8,736,210      $6,256,332
            Facility management services               2,866,886         370,500
            Cellular services                          3,263,413       2,497,790
                                                     -----------      ----------

               Total Revenue                          14,866,509       9,124,622
                                                     -----------     -----------

          Cost of Revenue:
            Shared tenant services                     4,849,926       3,243,771
            Facility management services               2,295,392         325,000
            Cellular services                          2,011,211       1,334,181
                                                      ----------     -----------

               Total Cost of Revenue                   9,156,529       4,902,952
                                                      ----------     -----------

          Gross Margin                                 5,709,980       4,221,670
                                                      ----------      ----------

          Selling, General & Administrative
            Expenses:
                       Field                           4,170,143       2,415,877
                       Corporate                       1,281,506       1,022,273
                                                     -----------      ----------

          Operating Income                               258,331         783,520

          Gain on sale of subsidiary stock             1,374,544
          Interest Expense                             (163,281)        (69,676)
          Interest Income                                 49,538          12,616
          Minority Interest in Net (Income)
            Loss of Subsidiaries                          78,302        (23,070)
                                                        --------      ----------
          Net Income                                   1,597,434         703,390
                                                    ------------       ---------
          Preferred Stock Dividends                     (99,680)       (109,601)
                                                       ---------      ----------

          Net Income Applicable to Common Stock       $1,497,754        $593,789
                                                     -----------      ----------
                                                     -----------      ----------
          Net Income Per Common Share                      $0.17           $0.11
                                                          ------      ----------
                                                      ----------        --------
          Weighted Average Shares Outstanding          8,831,164       5,342,889
                                                ----------------    ------------
                                                    ------------     -----------
          The accompanying notes are an integral part of these consolidated financial statements.

          Shared Technologies Inc.
          Consolidated Statements of Cash Flows
          For the Six Months Ended
          June 30, 1995 and 1994
          (unaudited)

                                                    June 30,      June 30,
                                                      1995          1994
          Cash Flows Provided by Operating
          Activities
            Net Income                              $1,882,165       $959,918
           Adjustments:
            Gain on sale of subsidiary stock       (1,374,544)
            Depreciation & amortization              2,071,978      1,209,082
            Minority interest in net income of        (88,845)         43,080
             subsidiaries
            Change in Assets and Liabilities:
                     Accounts receivable           (1,665,068)    (1,012,804)
                     Other current assets            (370,475)      (457,535)
                     Other assets                    (129,178)        115,805
                     Accounts payable                  623,246      1,193,937
                     Accrued expenses                 (89,032)      (259,505)
                     Advanced billings                (24,049)       (16,001)
                                                    ----------   ------------
          Net cash provided by operating
            activities                                 836,198      1,775,977
                                                    ----------   ------------
          Cash Flows Used in Investing Activities
            Acquisitions                           (2.591,940)    (3,779,725)
            Capital expenditures                   (1,849,923)    (1,189,971)
                                                   -----------    -----------
            Net cash used in investing activities  (4,441,863)    (4,969,696)
                                                  ------------  -------------

          Cash Flows From Financing Activities:
            Preferred stock dividends                (198,895)      (219,202)
            Proceeds from sale of subsidiary
             stock                                   3,149,175
            Proceeds from borrowings                 2,293,907      1,439,838
            Repayments of notes payable, long-
            term debt and capital lease            (1,195,177)    (1,036,219)
            obligations
            Proceeds from sales of common stock      1,163,449      4,645,459
                                                    ----------     ----------
          Net cash provided by financing
          activities                                 5,212,459    (4,829,876)
                                                   -----------    -----------

          Net increase (decrease) in cash            1,606,794      1,636,157

          Cash, Beginning of Period                    172,262        408,533
                                                     ---------     ----------
          Cash, End of Period                       $1,779,056     $2,044,690
                                                   -----------    -----------
                                                   -----------    -----------
          Supplemental Disclosures of Cash Flow
            Information:
          Cash paid during the period for -
               Interest                               $279,882       $117,744
               Income taxes                            $56,118         $5,813

          Supplemental Disclosures of Noncash
          Investing and Financing Activities:
          Obligations to issue common stock in
          connection with acquisitions              $1,806,500
                                                  ------------ --------------
                                                  ------------ --------------
          Issuance of preferred stock in
          connection with acquisition
                                                                   $5,000,000
                                                  ------------ --------------
                                                  ------------ --------------
          Dividend accretion on redeemable put
          warrant                                      $21,849
                                                     ---------     ----------
                                                     ---------     ----------


          The accompanying notes are an integral part of these financial statements.

          Shared Technologies Inc.
          Consolidated Statement of
          Stockholders' Equity
          For the six months ended
          June 30, 1995
          (unaudited)
                                     Series C          Series D
                                     Preferred         Preferred

                                      Shares   Amount    Shares      Amount

          Balance, December 31, 1994   906,930  $9,069     456,900      $4,569

          Issuance of Common Stock
           per obligation to issue        -        -         -           -

          Conversion of Series E          -        -         -           -
          Preferred

          Sale of Common Stock            -        -         -           -

          Common stock issued in
          lieu of compensation and
          other                           -        -         -           -

          Net income                      -        -         -           -

          Dividend accretion of
           redeemable put warrant         -        -         -           -

          Preferred stock dividends       -        -         -           -
                                     --------  -------  ---------  ----------
          Balance, June 30, 1995       906,930  $9,069     456,900      $4,569
                                      -------- -------    --------    --------
                                      -------- -------    --------    --------

          The accompanying notes are an integral part of these consolidated financial statements.



          Shared Technologies Inc.
          Consolidated Statement of
          Stockholders' Equity
          For the six months ended
          June 30, 1995
          (unaudited)
                                     Series E           Series F
                                     Preferred          Preferred

                                      Shares    Amount    Shares      Amount

          Balance, December 31, 1994   400,000   $4,000    700,000       $7,000

          Issuance of Common Stock
           per obligation to issue        -         -         -           -

          Conversion of Preferred E  (400,000) ($4,000)       -           -

          Sale of Common Stock            -         -         -           -

          Common stock issued in
          lieu of compensation and
          other                           -        -         -           -

          Net income                      -         -         -           -

          Dividend accretion of
           redeemable put warrant         -         -         -           -

          Preferred stock dividends       -         -         -           -
                                     --------  -------- ---------- -----------
          Balance, June 30, 1995             0     $0      700,000    $7,000
                                           ---   ----    --------   ---------
                                           ---   ----    --------   ---------



          The accompanying notes are an integral part of these consolidated financial statements.



          Shared Technologies Inc.
          Consolidated Statement of
          Stockholders' Equity
          For the six months ended
          June 30, 1995
          (unaudited)
                                       Common                   Additional
                                        Stock
                                                                 Paid-in
                                       Shares       Amount       Capital

          Balance, December 31, 1994   6,628,246     $26,513     $41,488,128
          Issuance of Common Stock
          per obligation to issue        405,395       1,621       1,804,879

          Conversion of Preferred E      400,000       1,600           2,400

          Sale of Common Stock           300,000       1,200       1,162,249

          Common stock issued in
           lieu of compensation and       12,174          49          50,021
           other

          Net income                       -            -             -

          Dividend accretion of
          redeemable put warrant           -            -             -

          Preferred stock dividends        -            -             -
                                     ----------- ----------- --------------
          Balance, June 30, 1995       7,745,815     $30,983     $44,507,677
                                     ----------- -----------  --------------
                                     ----------- -----------  --------------
          The accompanying notes are an integral part of these consolidated financial statements.



          Shared Technologies Inc.
          Consolidated Statement of
          Stockholders' Equity
          For the six months ended
          June 30, 1995
          (unaudited)
                                                    Obligations      Total
                                       Accumulated    to Issue
                                                                 Stockholders'
                                         Deficit    Common Stock     Equity

          Balance, December 31, 1994 ($22,465,105)    $1,806,500   $20,880,674

          Issuance of Common Stock
          per obligation to issue            -       (1,806,500)           (0)

          Conversion of Preferred E          -             -                 0

          Sale of Common Stock               -             -         1,163,449

          Common stock issued in
          lieu of compensation and           -             -            50,070
            other
          Net income                     1,882,165         -         1,882,165

          Dividend accretion of
           redeemable put warrant         (21,849)         -          (21,849)

          Preferred stock dividends      (198,895)         -         (198,895)
                                     -------------  ------------ -------------
          Balance, June 30, 1995     ($20,803,684)         $0      $23,755,614
                                     ------------- ------------- -------------
                                     ------------- -------------  ------------
          The accompanying notes are an integral part of these consolidated financial statements.

          Shared Technologies Inc.
          Notes to Consolidated Financial Statements
          June 30, 1995
          (Unaudited)

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

          3. Acquisitions: In June 1994, the Company acquired all of the partnership interests in Access Telecommunication Group, L.P. and Access Telemanagement, Inc. (collectively Access). The purchase price was $9,252,000, of which $4,252,000 was paid in cash and the balance through the issuance of 400,000 shares of Series E Preferred Stock valued at $3.75 per share and 700,000 shares of Series F Preferred Stock valued at $5.00 per share.

          Unaudited proforma consolidated statements of operations for the six-month period ended June 30, 1994 as through the acquisition of Access had been made at the beginning of the period are as follows:


                                                 1994
          Revenues                            $26,303,000
          Net Income                           $1,127,000
          Net Income Per Share                      $0.16

          On June 30, 1995 the Company purchased all of the outstanding capital stock of Office Telephone Management ("OTM"). OTM provides telecommunication management services primarily to businesses located in executive office suites. The purchase price is currently allocated as follows:


          Goodwill                                                   $1,945,000
          Property, Plant & Equipment                                 1,291,000
          Accounts Receivable, (net)                                    307,000
          Inventory                                                     109,000
          Deposits                                                       12,000
          Other current assets                                            1,000
          Debt (current and long-term)                                (545,000)
          Accounts Payable                                            (525,000)
          Accrued Expense                                             (350,000)
                                                                    -----------
          Net Purchase Price                                         $2,245,000
                                                                   ------------
                                                                   ------------



          In May and June 1995, the Company's cellular subsidiary Shared Technologies Cellular, Inc. ("STC") commenced management and subsequently completed its acquisition of the outstanding capital stock of Cellular Hotline, Inc. ("Hotline") for $617,000. The $617,000 was comprised of $367,000 in cash, paid at closing, and the issuance of 50,000 shares of STC common stock. At the discretion of the former Hotline stockholders, STC is required to repurchase all or a portion of the shares for $5.00 per share, at any time during the period commencing three months and ending six months after June 19, 1995. STC has the right to repurchase all or a portion of the shares for $6.00 during the same period. Additionally at closing, STC issued options to purchase 50,000 additional shares of STC common stock, exercisable at $7.50 per share for three years. The agreement provides for additional payments based upon attaining certain levels of activation revenues, as defined, over a one year period.

          Pro forma financial information is not yet available.

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

          5. Gain on sale of subsidiary stock: In April, 1995, the Company's cellular subsidiary Shared Technologies Cellular, Inc. ("STC") completed its SB-2 filing with the Securities and Exchange Commission and became a public company. Prior to this date STC had been an approximately 86% owned subsidiary of the Company. STC sold 950,000 shares of common stock at $5.25 which generated net proceeds of $3,562,000, after underwriters' commissions and estimated offering expenses. These proceeds are intended to be used to finance marketing activities relating to STC's cellular telephone rental service ($1.15 million), repayment of indebtedness to the Company ($1.25 million), acquisition of telecommunication equipment, billing technology management information systems and centralized reservation systems ($.5 million) and the balance for working capital and general corporate purposes. The net effect on the consolidated financial statements for the second quarter was a gain of approximately $1,375,000.

          Item 2.

          Management's Discussion and Analysis of Results of Operations and Financial Condition

          Results of Operations
          ---------------------

          The Company's revenues rose to $27,710,000 for the six months ended June 30, 1995, an increase of $10,689,000 or 63% over the six months ended June 30, 1994. Revenues rose to $14,867,000 for the three month period ended June 30, 1995 an increase of $5,742,000 or 63% over the three month period ended June 30, 1995. Each division continued to contribute significantly to the increase in revenue. Shared tenant services (STS) increased $4,721,000 or 27%, facility management services (FMS) grew $4,598,000 or 86% and Shared technologies cellular services (STC) rose $1,370,000 or 26% for the six months ended June 30, 1995 over the six months ended June 30, 1994. The majority of the growth in STS and FMS revenue was attributable to the June 30, 1994 acquisition of Access Telecommunications Group, L.P. (Access). The growth in STC revenues was due to expanded operations through the opening of new locations and recent acquisitions.

          Gross margin dropped to 39% of revenue for the six months ended June 30, 1995 from 45% for the six months ended June 30, 1994. Gross margin decreased to 38% of revenue for the three months ended June 30, 1995 compared to 46% for the three months ended June 30, 1994. For the six months ended June 30, 1995, STS produced a 44% gross margin and FMS a 21% gross margin compared to 47% and 12% for the period ended June 30, 1994. For the three months ended June 30, 1995 STS produced a 45% gross margin and FMS a 21% gross margin compared to 48% and 12% for the period ended June 30, 1994. Changes in both of these division's gross margin is mainly attributable to the acquisition of Access which significantly changed the Company's revenue mix. STC gross margin dropped to 42% and 38% for the six and three months ended June 30, 1995 from 46% and 47% for the six and three months ended June 30, 1994. This drop is mainly due to the acquisition of Hotline which has historically produced lower gross margin than the core business and the 1994 second quarter World Cup cellular rentals which produced unusually high margins.

          The Company's overall gross margin is heavily impacted by swings in sales mix as each of the Company's three divisions produce different gross margins. FMS accounted for 19% and 22% of total sales for the six and three months ended June 30, 1995 compared to 4% for the same periods ended June 30, 1994. Since FMS produces significantly lower gross margin than STS and STC, this increase caused the Company's overall gross margin to decrease.


          Selling, general and administrative expenses as a percentage of revenue decreased to 37% for the six and three months ended June 30, 1995 compared to 39% and 38% for the six and three months ended June 30, 1994. The Company was able to reduce cost as a percentage of revenue through synergy's created with the Company's overall growth. This was partially offset in the last three months as STC has added overhead costs as it aggressively grows the cellular business following its April 1995 public offering.


          Interest expense increased by $203,000 for the six months ended June 30, 1995 over the six months ended June 30, 1994 and $94,000 for the three months ended June 30, 1995 over the three months ended June 30, 1994. This is attributable to the addition of interest bearing debt since June 1994.


          In late April 1995 the Company successfully completed a public offering of its cellular subsidiary's stock. Following the sale the Company's percentage of ownership dropped from 86% to 60%. The accounting treatment of the sale required the Company to record a gain of approximately $1,375,000 for six and three months ended June 30, 1995.


          Liquidity and Capital Resources
          --------------------------------

          The Company's working capital deficit at June 30, 1995 was $1,517,000 compared to $3,691,00 at June 30, 1994. Stockholders' equity at June 30, 1995 was $23,756,000 compared to $19,848,000 at June 30, 1994.

          Net cash provided by operations decreased to $836,000 for the six months ended June 30, 1995 versus $1,776,000 for the six months ended June 30, 1994. The Company continued to utilize cash from operations to reduce the working capital deficit.

          The Company continued to invest in equipment at both new and existing locations. $1,850,000 was spent on capital expenditures for the six months ended June 30, 1995 compared to $1,190,000 for the six months ended June 30, 1994. The Company has also continued to expand through acquisition, investing $2,592,000 in 1995 to acquire Office Telephone Management, Inc. and Cellular Hotline, Inc. During 1994 $8,780,000 was invested to acquire Access Telecommunication Group, L.P. (Access) comprised of 3,780,000 of cash and the remaining portion in preferred stock.

          Cash to finance this growth and help reduce the working capital deficit was provided mainly from financing activities. During the first six months of 1995 $1,160,000 was raised from sales of new stock, $3,149,000 from an initial public offering of the Company's cellular subsidiary, and $2,294,000 from new borrowings. A portion of these proceeds were used to repay $1,195,000 in principal debt. During 1994 $4,830,000 was raised from financing activities, the majority of the proceeds came from sales of stock and new borrowings. These proceeds were used to finance the purchase of Access and repay existing debt.

          The Company plans to continue to reduce the working capital deficit and to expand operations throughout 1995. This growth is expected to be financed with cash from operations and new borrowings.


          PART II.              OTHER INFORMATION

          Item 6.               Exhibits and Reports on Form 8-K:

                                (a)   Exhibits

                                      None

                                (b)   Reports on Form 8-K

                                      On June 30, 1995 the Company filed a
                                      Form 8-K, date of report June 19, 1995,
                                      in which, the Company reported the
                                      acquisition  of Cellular Hotline,  Inc.
                                      by its majority owned subsidiary Shared
                                      Technologies Cellular, Inc.

                                      On August 3, 1995 the Company filed a
                                      Form 8-K/A Amendment #3, date of report
                                      June 27, 1994, regarding its
                                      acquisition of Access Telecommunication
                                      Group, L.P.


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



          Date:  August 14, 1995