Form 10-Q
period 1995-09-30
SHARED TECHNOLOGIES INC
filed 1995-11-14
CIK 817632

Form 10-Q

          SECURITIES AND EXCHANGE COMMISSION

          WASHINGTON, D.C.  20549

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For Quarterly Period Ended September 30, 1995
                                     ------------------

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

          Yes  X         No _ _ _ _
             -------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                          Outstanding at November 14, 1995
          -------------                     ---------------------------
          Common Stock, $.004 par value      8,504,823 shares

                    PART I      FINANCIAL INFORMATION                PAGE
                    --------    ----------------------               -----
                    Item 1.     Financial Statements

                                   Consolidated Balance
                                   Sheets as of September 30,
                                   1995 and December 31, 1994         3-4

                                   Consolidated Statements of
                                   Operations for the nine months
                                   ended September 30, 1995 and        5
                                   1994

                                   Consolidated Statements of
                                   Operations for the three
                                   months ended September 30,
                                   1995 and 1994                        6

                                   Consolidated Statements of
                                   Cash Flows for the nine
                                   months ended September 30,
                                   1995 and 1994                        7

                                   Consolidated Statements of
                                   Stockholders' Equity for
                                   the nine months ended
                                   September 30, 1995                   8

                                   Notes to Consolidated
                                   Financial Statements               9-11


                    Item 2      Management's Discussion and
                                  Analysis of Results of
                                  Operations and Financial
                                  Condition                          12-13

                    PART II     OTHER INFORMATION                      14


                                Signature Page                         15

          Item 1.  Financial Statements
          ------------------------------------

          Shared Technologies Inc.
          Consolidated Balance Sheets
          September 30, 1995 and December 31,
          1994
          (unaudited)
                                               September 30,    December 31,
                                                    1995             1994
                                                 ----------     -------------
          CURRENT ASSETS:

          Cash                                     $1,410,374          $172,262

          Accounts receivable, less allowance
          for doubtful accounts of $914,000
          in 1995 and $584,000 in 1994             11,587,514         8,532,770
          Other current assets                      1,344,891           727,375
          Deferred income taxes                       550,000           550,000
                                                     --------           -------
                       Total current assets        14,892,779         9,982,407
                                                 ------------      ------------

          Equipment, at cost:
               Telecommunications equipment        29,499,909        26,222,732
               Office and data processing
               equipment                            6,131,803         4,995,191
                                                 ------------      ------------
                                                   35,631,712        31,217,923
            Less - Accumulated depreciation        18,062,821        15,473,023
                                                 ------------      ------------
                                                   17,568,891        15,744,900
                                                -------------     -------------

          Other Assets                             14,617,414        12,197,929
                                                  -----------      ------------

                                  Total Assets    $47,079,084       $37,925,236
                                               -------------- -----------------
                                               -------------- ----------------

          The accompanying notes are an integral part of these consolidated financial statements.


          Shared Technologies Inc.
          Consolidated Balance Sheets
          September 30, 1995 and December 31, 1994
          (unaudited)



                                                    September  December 31,
                                                     30,1995       1994

          CURRENT LIABILITIES:


           Notes payable and current portion of
            long-term debt and capital lease
            obligations                             $2,437,710   $1,840,401
            Accounts payable                        10,664,246    8,191,350
            Accrued expenses                         2,666,048    2,381,736
            Advance billings                         1,248,382    1,260,158
                                                    ---------- ------------
           Total current liabilities                17,016,386   13,673,645
                                                    ---------- ------------



          Long-Term Debt and Capital Lease           4,012,234    2,886,365
          Obligations less current portion          ---------- ------------


          Minority Interest in Net Assets of
            Subsidiaries                             1,662,690      101,504
                                                     ---------    ---------


          Redeemable Put Warrant                       416,287      383,048
                                                      --------     --------

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





          Shared Technologies Inc.
          Consolidated Balance Sheets
          September 30, 1995 and December 31,
          1994
          (unaudited)



                                                 September 30,    December 31,
                                                     1995              1994
            Series E, authorized 400,000
            shares, outstanding no shares in
            1995 and 400,000 shares in 1994                                4,000

            Series F, authorized 700,000
            shares, outstanding no shares in
            1995 and 700,000 shares in 1994                                7,000

            Common Stock; $.004 par value,
            20,000,000 shares authorized;
           8,476,315 and 6,628,246 shares
            outstanding in 1995 and 1994
            respectively                                 33,905           26,513

            Additional paid-in capital               44,647,005       41,488,128
            Accumulated deficit                    (20,723,061)     (22,465,105)
            Obligations to issue common stock                          1,806,500
                                                     ----------     ------------
                   Total stockholders' equity        23,971,487       20,880,674
                                                   ------------    -------------

          Total liabilities and stockholders'       $47,079,084      $37,925,236
             equity                              --------------    -------------
                                                 --------------    -------------



          The accompanying notes are an integral part of these consolidated financial statements.



          Shared Technologies Inc.
          Consolidated Statements of Operations
          For the Nine Months Ended
          September 30, 1995 and 1994
          (unaudited)
                                                  September 30,   September 30,
                                                      1995            1994
          Revenue:
            Shared tenant services                   $25,248,201     $20,450,338
            Facility management services               9,266,253       3,443,468
            Cellular services                          9,160,128       7,620,195
                                                     -----------      ----------

               Total Revenue                          43,674,582      31,514,001
                                                     -----------     -----------

          Cost of Revenue:
            Shared tenant services                    13,933,976      11,224,004
            Facility management services               7,163,639       2,796,147
            Cellular services                          5,530,558       3,969,979
                                                      ----------     -----------

               Total Cost of Revenue                  26,628,173      17,990,130
                                                      ----------     -----------

          Gross Margin                                17,046,409      13,523,871

          Selling, General & Administrative
            Expenses:
                        Field                         12,659,071       8,700,681
                        Corporate                      3,457,279       3,058,956
                                                     -----------      ----------

          Operating Income                               930,059       1,764,234

          Gain on sale of subsidiary stock             1,374,544               -
          Interest Expense                             (574,209)       (228,117)
          Interest Income                                130,016          69,792
          Minority Interest in Net (Income)
            Loss of Subsidiaries                         213,445        (43,080)
                                                        --------      ----------
          Net Income                                   2,073,855       1,562,829

          Preferred Stock Dividends                    (298,575)       (349,974)
                                                       ---------    ------------

          Net Income Applicable to Common Stock       $1,775,280      $1,212,855
                                                ---------------- --------------
                                                ---------------- --------------
          Net Income Per Common Share                      $0.20           $0.21
                                                        --------       ---------
                                                        --------       ---------
          Weighted Average Shares Outstanding          8,698,207       5,699,483
                                                    ------------     -----------
                                                    ------------     -----------
          The accompanying notes are an integral part of these consolidated financial statements.


          Shared Technologies Inc.
          Consolidated Statements of Operations
          For the Three Months Ended
          September 1995 and 1994
          (unaudited)
                                                  September 30,   September 30,
                                                      1995            1994
          Revenue:
            Shared tenant services                    $8,178,263      $8,101,762
            Facility management services               3,916,491       2,691,972
            Cellular services                          3,870,059       3,699,285
                                                     -----------      ----------

               Total Revenue                          15,964,813      14,493,019
                                                     -----------     -----------

          Cost of Revenue:
            Shared tenant services                     4,353,841       4,667,446
            Facility management services               2,913,726       2,137,853
            Cellular services                          2,451,861       1,854,885
                                                      ----------     -----------

               Total Cost of Revenue                   9,719,428       8,660,184
                                                      ----------     -----------

          Gross Margin                                 6,245,385       5,832,835

          Selling, General & Administrative
            Expenses:
                       Field                           4,678,533       3,954,061
                       Corporate                       1,313,734       1,206,329
                                                     -----------      ----------

          Operating Income                               253,118         672,445

          Interest Expense                             (244,596)       (101,768)
          Interest Income                                 58,568          32,234
          Minority Interest in Net
            Loss of Subsidiaries                         124,600
                                                        --------      ----------
          Net Income                                     191,690         602,911
                                                    ------------       ---------
          Preferred Stock Dividends                     (99,680)       (130,772)
                                                       ---------      ----------

          Net Income Applicable to Common Stock          $92,010        $472,139
                                                     -----------      ----------
                                                     -----------      ----------
          Net Income Per Common Share                      $0.01           $0.07
                                                      ----------        --------
                                                      ----------        --------
          Weighted Average Shares Outstanding          8,751,048       6,549,668
                                                ----------------     -----------
                                                    ------------     -----------
          The accompanying notes are an integral part of these consolidated financial statements.

          Shared Technologies Inc.
          Consolidated Statements of Cash Flows
          For the Nine Months Ended
          September 30, 1995 and 1994
          (unaudited)

                                                    September   September 30,
                                                     30,1995        1994
          Cash Flows Provided by Operating
          Activities
            Net Income                              $2,073,855     $1,562,829
           Adjustments:
            Gain on sale of subsidiary stock       (1,374,544)
            Depreciation & amortization              3,266,030      2,293,934
            Minority interest in net income
           (loss) of subsidiaries                    (213,445)         43,080
            Change in Assets and Liabilities:
                     Accounts receivable           (2,407,574)    (2,126,013)
                     Other current assets            (593,696)       (38,746)
                     Other assets                    (309,640)         43,993
                     Accounts payable                1,541,358      1,046,443
                     Accrued expenses                 (57,756)      (883,911)
                     Advanced billings                (46,776)         16,932
                                                    ----------   ------------
          Net cash provided by operating
            activities                               1,877,812      1,958,541
                                                    ----------   ------------


          Cash Flows used in Investing Activities
            Acquisitions                           (2,482,793)    (3,779,725)
            Capital expenditures                   (3,099,289)    (2,521,417)
                                                   -----------    -----------
            Net cash used in investing activities  (5,582,082)    (6,301,142)
                                                  ------------  -------------

          Cash Flows From Financing Activities:
            Preferred stock dividends                (298,575)      (349,974)
            Net proceeds from sale of subsidiary
             stock                                   3,274,175
            Purchase of subsidiary treasury stock    (375,000)
            Proceeds from borrowings                 2,929,193      2,121,547
            Repayments of notes payable, long-
            term debt and capital lease
            obligations                            (1,750,860)    (1,697,627)
            Net proceeds from sales of common        1,163,449      4,711,509
            stock                                   ----------     ----------
          Net cash provided by financing
          activities                                 4,942,382      4,785,455
                                                   -----------    -----------

          Net increase in cash                       1,238,112        442,854

          Cash, Beginning of Period                    172,262        408,533
                                                     ---------     ----------
          Cash, End of Period                       $1,410,374       $851,387
                                                   -----------    -----------
                                                   -----------    -----------
          Supplemental Disclosures of Cash Flow
            Information:
          Cash paid during the period for -
               Interest                               $568,963       $227,650
               Income taxes                            $73,611        $25,032

          Supplemental Disclosures of Noncash
          Investing and Financing Activities:
          Issuance of common stock in connection
          with acquisitions                         $1,806,500              -
                                                  ------------ --------------
                                                  ------------ --------------
          Issuance of preferred stock in
          connection with acquisition
                                                             -     $5,000,000
                                                  ------------ --------------
                                                  ------------ --------------
          Dividend accretion on redeemable put
          warrant                                      $33,236              -
                                                     ---------     ----------
                                                     ---------     ----------
          Issuance of stock to settle accrued         $185,320        $66,946
          expenses                                ------------ --------------
                                                  ------------ --------------

          The accompanying notes are an integral part of these financial statements.

          Shared Technologies Inc.
          Consolidated Statement of
          Stockholders' Equity
          For the period ended
          September 30, 1995
          (unaudited)
                                     Series C          Series D
                                     Preferred         Preferred
                                     Stock             Stock

                                      Shares   Amount    Shares      Amount

          Balance, January 1, 1995     906,930  $9,069     456,900      $4,569

          Issuance of Common Stock
           per obligation to issue        -        -         -           -

          Conversion of Preferred         -        -         -           -
           Stock

          Sale of Common Stock            -        -         -           -

          Common stock issued in
          lieu of compensation and
          other                           -        -         -           -

          Net income                      -        -         -           -

          Dividend accretion of
           redeemable put warrant         -        -         -           -

          Preferred stock dividends       -        -         -           -
                                      --------  -------  ---------  ----------
          Balance, September 30,       906,930  $9,069     456,900      $4,569
          1995                        -------- -------    --------    --------
                                      -------- -------    --------    --------

          The accompanying notes are an integral part of these consolidated financial statements.


          Shared Technologies Inc.
          Consolidated Statement of
          Stockholders' Equity
          For the period ended
          September 30, 1995
          (unaudited)
                                     Series E           Series F
                                     Preferred          Preferred
                                     Stock              Stock

                                      Shares    Amount    Shares      Amount

          Balance, January 1, 1995     400,000   $4,000    700,000       $7,000

          Issuance of Common Stock
           per obligation to issue        -         -         -           -

          Conversion of Preferred    (400,000) ($4,000) (700,000)     ($7,000)
           Stock

          Sale of Common Stock            -         -         -           -

          Common stock issued in
          lieu of compensation and
          other                           -        -         -           -

          Net income                      -         -         -           -

          Dividend accretion of
           redeemable put warrant         -         -         -           -

          Preferred stock dividends       -         -         -           -
                                     --------  -------- ---------- -----------
          Balance, September 30,             0       $0          0           $0
          1995                             ---    -----   --------    ---------
                                           ---    -----   --------    ---------



          The accompanying notes are an integral part of these consolidated financial statements.



          Shared Technologies Inc.
          Consolidated Statement of
          Stockholders' Equity
          For the period ended
          September 30, 1995
          (unaudited)
                                       Common                   Additional
                                        Stock
                                                                 Paid-in
                                       Shares       Amount       Capital

          Balance, January 1, 1995     6,628,246     $26,513     $41,488,128

          Issuance of Common Stock
           per obligation to issue       405,395       1,621       1,804,879

          Conversion of Preferred      1,100,000       4,400           6,600
           Stock

          Sale of Common Stock           315,500       1,262       1,228,062

          Common stock issued in
           lieu of compensation and       27,174         109         119,336
           other

          Net income                       -            -             -

          Dividend accretion of
          redeemable put warrant           -            -             -

          Preferred stock dividends        -            -             -
                                     ----------- ----------- --------------
          Balance, September 30,       8,476,315     $33,905     $44,647,005
          1995                       ----------- -----------  --------------
                                     ----------- -----------  --------------
          The accompanying notes are an integral part of these consolidated financial statements.



          Shared Technologies Inc.
          Consolidated Statement of
          Stockholders' Equity
          For the period September
          30, 1995
          (unaudited)
                                                    Obligations      Total
                                       Accumulated    to Issue   Stockholders'
                                         Deficit    Common Stock     Equity

          Balance, January 1, 1995   ($22,465,105)    $1,806,500   $20,880,674

          Issuance of Common Stock
           per obligation to issue           -       (1,806,500)           (0)

          Conversion of Preferred            -             -               (0)
           Stock

          Sale of Common Stock               -             -         1,229,324

          Common stock issued in
           lieu of compensation and          -             -           119,445
           other

          Net income                     2,073,855         -         2,073,855

          Dividend accretion of
           redeemable put warrant         (33,236)         -          (33,236)

          Preferred stock dividends      (298,575)         -         (298,575)
                                     -------------  ------------ -------------
          Balance, September 30,     ($20,723,061)           $0    $23,971,487
          1995                       ------------- ------------- -------------
                                     ------------- -------------  ------------
          The accompanying notes are an integral part of these consolidated financial statements.

          Shared Technologies Inc.
          Notes to Consolidated Financial Statements
          September 30, 1995
          (Unaudited)

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

          On June 30, 1995 the Company purchased all of the outstanding capital stock of Office Telephone Management ("OTM"). OTM provides telecommunication management services primarily to businesses located in executive office suites. The purchase price is currently allocated as follows:


          Goodwill                                                   $1,915,000
          Property, Plant & Equipment                                 1,400,000
          Accounts Receivable, (net)                                    400,000
          Other current assets                                           20,000
          Debt (current and long-term)                                (545,000)
          Accounts Payable                                            (525,000)
          Accrued Expense                                             (530,000)
                                                                   ------------
          Net Purchase Price                                         $2,135,000
                                                                   ------------
                                                                   ------------


          In May and June 1995, the Company's cellular subsidiary Shared Technologies Cellular, Inc. ("STC") commenced management and subsequently completed its acquisition of the outstanding capital stock of Cellular Hotline, Inc. ("Hotline") for $617,000. The $617,000 was comprised of $367,000 in cash, paid at closing, and the issuance of 50,000 shares of STC common stock. At the discretion of the former Hotline stockholders, STC was required to repurchase all or a portion of the shares for $5.00 per share, at any time during the period commencing three months and ending six months after June 19, 1995. The former Hotline stockholders exercised their put option during that period. Additionally at closing, STC issued options to purchase 50,000 additional shares of STC common stock, exercisable at $7.50 per share for three years. The agreement provides for additional payments based upon attaining certain levels of activation revenues, as defined, over a one year period.

          Unaudited proforma consolidated statements of operations for the nine-month period ended September 30, 1994 and 1995 as through the acquisitions of Access, OTM and Hotline had been made at the beginning of the period are as follows:

                                                 1994             1995
          Revenues                            $40,796,000       $46,401,000
          Net Income                           $1,730,000        $1,697,000
          Net Income Per Share                      $0.23             $0.20

          Weighted Average Shares               7,488,054         8,698,207


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

          The Company's subsidiary, Shared Technologies Cellular, Inc.
          (STC) has entered into an agreement for partial settlement of certain litigation arising in connection with its purchase of certain assets from Road and Show South, Ltd. ("Road and Show") Pursuant to the settlement, STC has been indemnified against a claim from a former employee of an affiliate of Road and Show.
          As between STC and Road and Show, certain claims exist, which the parties have agreed to attempt to settle through mediation or arbitration. The Company's management believes that in the event such claims are resolved against STC that they would not, in the aggregate, have a material adverse effect on the Company's financial condition.

          In addition to the above matters, the Company is a party to various legal actions, the outcome of which, in the opinion of management, will not have a material adverse effect on the Company's financial condition and results of operations.

          5. Gain on sale of subsidiary stock: In April, 1995, the Company's cellular subsidiary Shared Technologies Cellular, Inc. ("STC") completed its SB-2 filing with the Securities and Exchange Commission and became a public company. Prior to this date STC had been an approximately 86% owned subsidiary of the Company. STC sold 950,000 shares of common stock at $5.25 which generated net proceeds of approximately $3,274,000, after underwriters' commissions and offering expenses. These proceeds are intended to be used to finance marketing activities relating to STC's cellular telephone rental service ($1.15 million), repayment of indebtedness to the Company ($1.25 million), acquisition of telecommunication equipment, billing technology management information systems and centralized reservation systems ($.5 million) and the balance for working capital and general corporate purposes. The net effect on the consolidated financial statements for the second quarter was a gain of approximately $1,375,000.

          6. Subsequent Events: In November 1995 the Company signed an agreement under which Fairchild Industries Ind. ("FII"), following a reorganization transferring all non-communications assets to its parent RHI Holding Inc., will merge into the Company. The company will be called Shared Technologies Fairchild Inc. Under the proposed merger agreement the Company will issue 6 million shares of common stock, 1,000,000 shares of convertable preferred stock with a $25,000,000 liquidation preference and 1,000,000 shares of special preferred stock with an initial $20,000,000 liquidation preference and raise approximately $238 million through senior debt from banks and subordinated debt from the capital markets. The Company has entered into financing arrangements with CS First Boston which include a highly confident letter for all of the debt financing for the transaction.

          In November 1995 the Company's cellular subsidiary, STC, commenced management and subsequently completed its acquisition of certain assets of PTC Cellular, Inc. ("PTCC"). The purchase price was $3,800,000, comprised of $300,000 in cash, the assumption of $1,200,000 in assumed account payable, a 5-year promissory note in the principal amount of $2,000,000 and the issuance of 100,000 shares of STC common stock, $.01 par value. Additionally, the agreement allows for royalty payments in the amount of three percent (3%) of quarterly revenues generated from certain of the acquired assets not to exceed an aggregate of $2,500,000. Also, STC has committed to PTCC to obtain financing in the amount of $7,000,000 within six months of the acquisition date.

          Pro Forma financial information is not yet available.

          Item 2.

          Management's Discussion and Analysis of Results of Operations and Financial Condition

          Results of Operations
          ---------------------

          The Company's revenues rose to $43,675,000 for the nine months ended September 30, 1995, an increase of $12,161,000 or 39% over the nine months ended September 30, 1994. Revenues rose to $15,965,000 for the three month period ended September 30, 1995 an increase of $1,471,000 or 9% over the three month period ended September 30, 1994. Each division continued to contribute significantly to the increase in revenue. Shared tenant services
          (STS) increased $4,798,000 or 23%, facility management services
          (FMS) grew $5,823,000 or 169% and cellular services (STC) rose $1,540,000 or 20% for the nine months ended September 30, 1995 over the nine months ended September 30, 1994. The majority of the growth in STS revenue was attributable to the June 1994 acquisition of Access Telecommunications Group, L.P. (Access). Growth in FMS revenue was attributable to the Access acquisition as well as the June 1995 acquisition of Office Telephone Management (OTM). $876,000 of the FMS revenue growth for the nine and three months ended September 30, 1995, was due to the addition of OTM. The growth in STC revenues was due to expanded operations through the opening of new locations and recent acquisitions.

          Gross margin dropped to 39% of revenue for the nine months ended September 30, 1995 from 43% for the nine months ended September 30, 1994. Gross margin decreased to 39% of revenue for the three months ended September 30, 1995 compared to 40% for the three months ended September 30, 1994.

          Changes in the Company's gross margin were impacted by changes in sales mix and the Company's continued growth in 1995. STS accounted for 58% and 51% of total sales for the nine and three months ended September 30, 1995 compared to 65% and 56% for the same periods ended September 30, 1994. FMS accounted for 21% and 25% of total sales for the nine and three months ended September 30, 1995 compared to 11% and 19% for the same periods ended September 30, 1994. STC accounted for 21% and 24% of total sales for the nine and three months ended September 30, 1995 compared to 24% and 25% for the same periods ended September 30, 1994.
          For the nine months ended September 30, 1995, STS produced a 45% gross margin and FMS a 23% gross margin compared to 45% and 19% for the period ended September 30, 1994 For the three months ended September 30, 1995 STS produced a 47% gross margin and FMS a 26% gross margin compared to 42% and 21% for the period ended September 30, 1994. Several factors have impacted the swings in gross margin for these divisions. The purchase of Access in 1994 added significantly to the revenue bases of both divisions and caused STS gross margin to drop while FMS gross margin increased. In the last quarter management successfully increased STS margins through reduction in direct costs and culling non profitable business from their revenue base. FMS margins improved over the last three months mainly due to the addition of OTM which recorded gross margins of 35% for the third quarter. STC gross margin dropped to 40% and 37% for the nine and three months ended September 30, 1995 from 48% and 50% for the nine and three months ended September 30, 1994. This drop was mainly due to the acquisition of Cellular Hotline, Inc. in May 1995, which produced lower gross margin than the core business and 1994 second quarter World Cup cellular rentals which produced unusually high gross margins.

          Selling, general and administrative expenses as a percentage of revenue were 37% and 38% for the nine and three months ended September 30, 1995 compared to 37% and 36% for the nine and three months ended September 30, 1994. The STS and FMS divisions have reduced cost as a percentage of revenue through synergy's created with the Company's overall growth. However this has been offset by STC which has added overhead costs related to aggressively growing the cellular business in the wake of its April 1995 public offering. As STC revenues grow, management expects to see a decrease in the percentage of selling, general and administration costs to revenue.

          Interest expense increased by $346,000 for the nine months ended September 30, 1995 over the nine months ended September 30, 1994 and $143,000 for the three months ended September 30, 1995 over the three months ended September 30, 1994. This is attributable to the addition of interest bearing debt since June 1994.

          In late April 1995 the Company successfully completed a public offering of its cellular subsidiary's stock. Following the sale the Company's percentage of ownership dropped from 86% to approximately 60%. The accounting treatment of the sale required the Company to record a gain of approzimately $1,375,000 for nine months ended September 30, 1995.

          Liquidity and Capital Resources
          -------------------------------

          The Company's working capital deficit at September 30, 1995 was $2,124,000 compared to $3,691,00 at December 31, 1994.
          Stockholder's equity at September 30, 1995 was $23,971,000 compared to $20,881,000 at December 31, 1994.

          Net cash provided by operations decreased to $1,878,000 for the nine months ended September 30, 1995 versus $1,959,000 for the nine months ended September 30, 1994. The Company continues to utilize cash from operations to manage its working capital deficit.

          The Company continued to invest heavily in equipment at both new and existing locations. $3,099,000 was spent on capital expenditures for the nine months ended September 30, 1995 compared to $2,521,000 for the nine months ended September 30, 1994. The Company has also continued to expand through acquisition investing $2,483,000 in 1995 to acquire Office Telephone Management Inc. and Cellular Hotline Inc. During 1994 $3,780,000 was invested to acquire Access Telecommunication Group, L.P. (Access).

          Cash to finance this growth was provided mainly from financing activities. During the first nine months of 1995 $1,160,000 was raised from sales of new stock, $3,274,000 from an initial public offering of the Company's cellular subsidiary, and $2,929,000 from new borrowings. A portion of these proceeds were used to repay $1,751,000 in principal debt and repurchase $375,00 in STC stock. During 1994 $4,785,000 was raised from financing activities, the majority of the proceeds came from sales of stock and new borrowings. These proceeds were used to purchase equipment, finance the purchase of Access and repay existing debt.

          The Company plans to continue to manage the working capital deficit and to expand operations throughout 1995. This growth is expected to be financed with cash from operations and new borrowings from existing credit lines.

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

          Date:  November 14, 1995