Form 10-K
period 1995-12-31
SHARED TECHNOLOGIES INC
filed 1996-03-29
CIK 817632

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

_ X _  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1995

_ _ _  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD _ _ _ TO _ _
                         Commission File Number 0-17366
                                                -------
                       SHARED TECHNOLOGIES FAIRCHILD INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)
                 Delaware                                     87-0424558
---------------------------------------              -------------------------
(State or other jurisdiction of Incorporation             (I.R.S. Employer
         or organization)                               Identification No.)

100 Great Meadow Road, Suite 104
Wethersfield, Connecticut                                     06109
---------------------------------------                   -----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (860) 258-2400
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by nonaffiliates as of March 25, 1995 was approximately $17,400,000, based on the average of the closing bid and asked prices as reported on such date in the over-the-counter market.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of March 29, 1996

                        14,709,946 shares of Common Stock
                                 $.004 par value
                                 --------------
The following document is hereby incorporated by reference into Part III of this Form 10-K: The registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 10, 1996 and filed with the Securities and Exchange Commission in definitive form on April 23, 1996.

                                     PART I
Item 1.
-------
Business
--------
         (a) General Development of Business - Shared Technologies Fairchild Inc., which was incorporated as Shared Technologies Inc. on January 30, 1986, its subsidiaries and affiliated partnerships (collectively, the "Company") are engaged in providing shared telecommunications services ("STS") and telecommunication systems ("Systems") to tenants of modern, multi-tenant office buildings. As an STS provider, the Company generally obtains the exclusive right from a building owner (the Owner/Developer") to install an on-site communications system, called a private branch exchange ("PBX"), or an off-site communications system, called centrex, and to market telecommunications and office automation services and equipment to tenants.

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

         During 1992, the Company completed a restructuring due to its working capital deficit and the maturity of its principal financing arrangements which were due to the FDIC, as receiver for the Company's principal lender. The restructuring included Shared Technologies Inc. and all of its subsidiaries. The restructuring resulted in the Company recording a gain of $5,162,000 before related expenses of $1,361,000 for consulting fees related to the restructuring and income taxes of $45,000. As a result of the restructuring, approximately $900,000 of vendor payables and $1,500,000 of capital lease obligations were forgiven and $3,300,000 of vendor payables were converted to three year non-interest bearing notes payable (see Note 7 of Notes to Consolidated Financial Statements). Additionally, a settlement agreement was entered into with the Federal Deposit Insurance Corporation ("FDIC") as receiver for the Company's principal lender which resulted in the Company paying off its term loan and revolving credit arrangements and recognizing a gain of approximately $2,700,000. In April 1994 the Company entered into a settlement agreement which provides for the payment of $750,000 plus interest at 10% which resulted in an accrued extraordinary loss of $150,000 in 1993.

         In connection with the restructuring, the Company also raised equity capital of approximately $5,780,000 from certain institutional investors, net of expenses. A firm, one of whose principals is a director and stockholder of the Company served as underwriter for the offering. The Company paid this firm underwriting commissions and expenses totaling $446,750 for the offering. No other parties to the restructuring were affiliated with the Company. The Company also entered into agreements with Series A and B Preferred Stockholders to convert their holdings, including $327,920 of the accrued dividends related thereto, into Series C Preferred Stock. As part of this conversion, $40,990 of the accrued dividends was forgiven by the stockholders.

         In September 1992 the Company effected a one-for-four reverse stock split of Common Stock and increased the par value of Common Stock from $.001 to $.004 per share. All per share amounts contained herein have been retroactively adjusted to reflect this split.

         In December and October 1993 the Company commenced management and subsequently completed the acquisition of certain assets and liabilities of Road and Show South, Ltd. and Road and Show Cellular East, Inc., respectively. The purchase price for South was $1,261,611 which represents $46,111 cash and an obligation to issue 272,763 shares of the Company's common stock. The purchase price for East was $750,245 which represents $209,245 cash and an obligation to issue 121,403 shares of the Company's common stock.

         In June 1994, Shared Technologies Inc., completed its acquisition of the partnership interests of Access Telecommunication Group, L. P. ("Access") for $9,000,000, subject to certain post closing adjustments. The $9,000,000 includes $4,000,000, paid at closing with the proceeds from the private placement sale of approximately 1,062,000 shares of the Company's Common Stock, and the issuance to the sellers of $400,000 shares of Preferred E stock, valued at $1,500,000 and 700,000 shares of Preferred F stock valued at $3,500,000.

         In April 1995, the Company's subsidiary, Shared Technologies Cellular, Inc., ("STC") completed an initial public offering. Prior to this date, STC was approximately an 86% owned subsidiary of the Company. STC sold 950,000 shares of common stock at $5.25 per share which generated net proceeds of approximately $3,274,000 after underwriters's commissions and offering expenses. The net effect of the public offering on the Company's consolidated financial statements was a gain of approximately $1,375,000.

         On June 30, 1995, the Company purchased all of the outstanding capital stock of Office Telephone Management ("OTM"). OTM provides telecommunication management services primarily to businesses located in executive office suites. The purchase price was $2,135,000, of which $1,335,000 was paid in cash, and the balance through the issuance of a $800,000 note, including interest at 8.59% per annum, through June 30, 2005.

         During December 1995, STC affected a private placement of approximately $3,000,000 in Series A voting preferred stock to third parties. Although the Company's ownership percentage of common stock of 59.3% did not change, the voting rights assigned to the preferred stock reduced the Company's voting interest in STC to 42.7%, resulting in the Company's loss of voting control of STC. Accordingly, as a result of this stock issuance, the Company has accounted for STC on an equity basis with all assets and liabilities of STC eliminated and a non-current asset recorded to reflect the Company's equity investment in STC.

         In March 1996, the Company's stockholders approved and the Company consummated a merger with Fairchild Industries, Inc. ("FII") with and into the Company. The Company simultaneously changed its name to Shared Technologies Fairchild Inc. ("STFI"). In connection with the merger, the Company issued 6,000,000 shares of common stock, 250,000 shares of cumulative convertible preferred stock with an initial $25,000,000 liquidation preference and 20,000 shares of special preferred stock with a $20,000,000 initial liquidation preference. In addition the Company raised approximately $111,000,000 net of expenses through the sale of 12 1/4% senior subordinated discount notes due 2006, and approximately $123,000,000 (of an available $145,000,000) in loans from a credit facility with Credit Suisse, Citicorp USA, Inc. and NationsBank. The funds were used primarily for the retirement two series of FII's preferred stock and of certain liabilities assumed from FII in connection with the merger and the retirement of the Company's existing credit facility. The merger was accounted for using the purchase method of accounting. The total purchase consideration of approximately $69,000,000 for the acquisition of FII was allocated to the tangible and intangible assets and liabilities of FII based upon their respective fair values.

         In addition to the above transactions, the Company has continued to pursue and achieve internal growth in its existing operations.

         (b) Financial Information about Industry Segments - The Company is engaged in one industry segment, the telecommunications industry, providing a wide range of telecommunications and office automation services and equipment.

         (c)  Narrative Description of Business

         (1) (i)  Products and Services


Shared Telecommunication Services (STS)
---------------------------------------
         The Company provides STS to commercial tenants in office buildings in which the Company typically has installed a dedicated private branch exchange
(PBX)  switch  under  exclusive  agreement  with  the  building  owner,  thereby
permitting   the  Company's   customers  to
obtain all their telephone and telecommunications needs from a single source and a single point of contact. Under multi-year contracts that usually extend through the terms of the tenants' leases, the Company offers its customers access to services provided by regulated communications companies, such as local, discounted long distance, international and "800" telephone services. The Company also provides telephone switching equipment and telephones, as well as voice mail, telephone calling cards, local area network wiring, voice and data cable installation. Other services provided by the Company include audio conferencing, automatic call distribution services and message center capability. In addition, the Company's customers receive a convenient single monthly customized invoice for all services provided by the Company.

         Historically, the Company has marketed its services to small and medium-sized (25 to 250 lines) business customers who are not otherwise able to take advantage of economies of scale in procuring their telecommunications services. "One-stop shopping" is provided for these customers' telecommunications needs without the substantial initial capital costs that would be incurred with the purchase of the same telecommunications system from multiple suppliers. The Company offers its customers (i) services that would otherwise not be cost-effective for, or readily available to, such customers due to the size of their business; (ii) reduced capital expenditures and space requirements by allowing its customers to utilize the Company's existing infrastructure and centrally located hardware; and (iii) comprehensive maintenance programs. Additional services are available as the customer's business and telecommunications needs grow. The Company also provides its customers with the benefits of responsive on-site service.

         STS providers, such as the Company, negotiate and enter into long-term telecommunications agreements with owners and developers of office buildings. Under these agreements, the STS provider typically has the right for a period of up to ten or more years to install switching equipment, wiring and telephones capable of serving all of the tenants in an office building. Typically, the right to install a dedicated PBX switch is exclusive. Such agreements provide for the owners to assist the STS provider by identifying potential tenant customers. Generally, an STS provider leases and pays rent to the owner for switch room space in the building and, under certain circumstances, may agree to provide an incentive to the owner. By contracting with an STS provider, an owner will have the benefit of a state-of-the-art telecommunications infrastructure in its building and be able to offer its tenants the ability to access sophisticated telecommunications services.

Telecommunications Systems (Systems)
------------------------------------
         Through its Systems business, the Company (i) distributes and sells equipment, including small, medium and large capacity switches and ancillary products, (ii) offers annual maintenance agreements under which the Company maintains installed products either for a fixed annual fee for on a time and materials basis, (iii) performs systems upgrades and expansions and moves, adds and changes of telecommunications equipment and (iv) provides a variety of long distance services, including basic long distance service, "800" services, calling cards, international calling and various other network services. The Company provides telecommunications systems to commercial customers and government agencies with Systems ranging in size from 15 to several thousand lines.

Cellular
--------
         The Company through its subsidiary Shared Technologies  Cellular,  Inc.
(STC) is involved in the cellular telephone services businesses the United States. Since the Company does not have voting control of it has been accounted for on an equity basis.

         STC markets its cellular telephone services principally car rental agencies, airlines and hotels. STC has agreements with the Hertz Corporate, National Car Rental Systems, Inc., Avis Rent a Car Systems, Inc. and Budget Rent a Car Corporation to offer its portable cellular telephones at designated car rental locations principally at terminal airports, in approximately 65 cities throughout the United States. Additionally, STC markets it service at conventions and sporting events.

         Through its acquisition of PTC Cellular, Inc. in November, 1995, STC become a leading provider of in-car cellular phones. In addition, as a result of its acquisition of Cellular Hotline, Inc. in May and June 1995 STC became the largest provider of nationwide cellular activation services. As an activation company STC charges a fee for this service to a national distribution partner and collects revenue from the cellular carrier in the form of commission, residual payments, and other payments. STC provides cellular activation and mobile equipment sales and service. This acquisition also involved STC in debit technology. Debit or prepaid cellular service is presented as a solution for credit issues and for businesses requiring more control over their cellular expenses.

         For customers who require a more traditional approach to cellular telecommunications, STC serves as an agent for select cellular carriers.

STS Buildings
-------------
         As of December 31, 1995 (prior to the merger with FII in March 1996), the Company was providing STS to tenants in 115 buildings located in 15 metropolitan areas. In those cities where the Company provides STS to tenants in more than one building, the Company is able to realize significant operating economies by sharing management, administrative, sales and technical staff across a number of buildings. The following table sets forth as of December 31, 1995, on a city-by-city basis, the Net Leaseable Square Feet and the

Potential Lines of Service in each building where the Company provides STS to tenants.


                                   Total          Leaseable Sq.   Total Lines
         Location                 Buildings           Feet         in Service

         Atlanta                     14             3,822,030        3,453
         Birmingham                   2             1,291,500        1,144
         Boston                      12             4,361,400        2,939
         Chicago                     10             3,210,300        3,322
         Dallas                      13             9,252,270        5,368
         Hartford                     6             1,624,500        1,425
         Indianapolis                 7               939,600        1,147
         Los Angeles                 10             1,674,000          622
         Myrtle Beach                 1               125,820           20
         New Jersey                   2               562,500        1,130
         New Orleans                  7             2,903,400        4,022
         Phoenix                     14             2,235,600        2,690
         Seattle                      8             4,033,800        3,376
         Stamford                     4               969,300          827
         Nashville                    5             1,217,340        1,342
                                    ---            ----------       ------
           Totals                   115            38,223,360       32,827
                                    ===            ==========       ======


         On a post merger proforma basis Shared Technologies Fairchild Inc. would look as follows at December 31, 1995.


                                                               Total
                      Total             Leaseable Sq.          Potential            Total Lines
Location             Buildings              Feet                 Lines               in Service

Atlanta                 42               13,739,413              45,798                11,682
Austin                   5                  810,000               2,700                 2,503
Baltimore                1                  414,000               1,380                   133
Birmingham               2                1,291,500               4,305                 1,144
Boston                  12                4,361,400              14,538                 2,939
Chicago                 40               17,407,598              58,025                10,563
Dallas                  35               17,728,439              59,095                14,881
Ft. Lauderdale           2                  501,811               1,673                   898
Hartford                 6                1,624,500               5,415                 1,425
Houston                 20               11,317,500              37,725                 3,292
Indianapolis            55                6,525,183              21,751                 7,761
Los Angeles             28                7,845,108              26,150                 3,556
Miami                    4                2,079,999               6,933                 2,054
Milwaukee                1                  177,300                 591                   166
Minneapolis             26                4,255,708              14,186                 5,852
Myrtle Beach             1                  125,820                 419                    20
New Jersey               2                  562,500               1,875                 1,130
New Orleans             10                4,516,718              15,056                 6,747
Orlando                  1                  391,500               1,305                   801
Philadelphia            44                8,333,640              27,779                 5,746
Phoenix                 14                2,235,600               7,452                 2,690


Pittsburgh              17                5,604,519              18,682                 1,758
Salt Lake City          13                1,035,000               3,450                 2,425
Seattle                  8                4,033,800              13,446                 3,376
Stamford                 4                  969,300               3,231                   827
Tampa                    7                3,498,170              11,661                 3,998
Nashville                5                1,217,340               4,058                 1,342
Washington D.C.         43               14,084,100              46,947                 6,151
                       ---              -----------            --------               -------
  Totals               448              136,687,465             455,625               105,860
                       ===              ===========            ========               =======


Penetration Rate*       26%
-----------------------------
*Penetration   rate   assuming   a  10%   National   Vacancy   rate.   Lines  in
Service/(Potential Lines x 90%).


Owner/Developer Agreements
--------------------------
         In most buildings where it provides STS, the Company or its assignor has entered into a contractual agreement ("Owner/Developer Agreement") with the building Owner/Developer. Subject to specific provisions contained in certain Owner/Developer Agreements, the Owner/Developer Agreements generally grant the Company the exclusive right to provide STS in the building and the
Owner/Developer is precluded from entering into a "materially similar arrangement" with a third party. In addition, the Company is granted a right of first refusal in the building for the offering of additional STS, such as telephone answering services, word and data processing, telex, copier services and certain other STS. The term of the agreement is generally for ten years with renewal options.

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

         The Company generally signs contracts for a period of five years or a term coterminous with the customer's lease in the building. The Company has contracts ranging from month to month to five years. The Company feels it has staggered the contracts such that there is no time when a material amount of contracts come due at the same time. Additionally, the Company does not have any individual customer contracts which are material.


         (iii) Sales and Marketing
               -------------------
         The Company markets its services and products through a direct sales force which is segmented into distinct geographic markets. Typically, under agreements with the Company, the owner of a building identifies prospective and existing tenants to the Company's local sales force. After establishing contact with the potential customer and obtaining an understanding of the prospective customer's telecommunications needs, the Company's local sales representative arranges for a presentation of the Company's products and services and the cost of potential solutions meeting the customer's requirements. After securing a sale, members of the Company's sales force follow up with customers by offering them new value-added services. Management believes that direct sales activities are more effective than advertising for securing and maintaining the businesses of small to medium-sized services customers. A significant percentage of new Systems sales results from upgrading, enlarging or replacing systems currently used by the Company's existing customers.

         The Company strives to provide superior customer service and believes that personal contact with potential and existing customers is a significant factor in securing and retaining customers. Each new customer account is processed locally at the site location that was responsible for obtaining the account. The Company's customer service staff is dedicated to providing new customers with a smooth transition to its services and systems. All customers' calls for repair, move, adds, and changes are handled and processed at the local site. Management believe that this personal and local handling of the customer service function is very important to the customers, creating strong alliances for the Company and encouraging repeat business. The Company's local offices retain total responsibility for all aspects of their respective customers' services (including equipment, local service and long distance). As a result, the customer only needs to place one call to inquire about any aspect of its service. The management of each local office site is evaluated quarterly for the quality of its customer service and the Company's field service representatives conduct periodic audits of all of its customers to assess their satisfaction with all aspects of service. The Company's service contracts with STS customers are typically for a duration of five years (or expire earlier upon termination of a customer's building lease). Service contracts with the Company's Systems customers are typically for one to three years duration and generally provide for automatic extensions of such term.

         Providing accurate and customized billing for customers is an integral component of the Company's business. The Company's MIS systems process millions of call records a month for the telecommunications services business and combine this information with other recurring and nonrecurring customers charges to produce monthly invoices. Tenants are quoted a monthly charge for leased equipment which includes a rental fee for equipment, a charge for leased equipment which includes a rental fee for equipment, a charge for access to the PBX owned by the Company and installed in the building where such tenants are located, and a local access charge based on the cost of the trunk lines which connect the building to the central office of the local telephone company. In addition, tenants are charged for special services and usage, including "800" service, dedicated circuits, directory listing, local message units, directory assistance, calling card services, third-party billing calls, and long-distance at a discount from the standard rates charged by long-distance providers. The Company believes that its detailed billing reports provide a unique service to small and medium-sized customers allowing customers to understand and control their telecommunications cost.

         The MIS systems also track telecommunications installations and customer requests from initial request to final collection. Each customer request is entered into the job order system to monitor the progress of the work as well as keep track of the time and material requisitioned for the job.

         The Company's MIS systems can be expanded with minimal incremental cost to accommodate substantially more volume. Such systems feature backup processors and short-time response maintenance agreements and are designed to respond to customer needs as well as support the Company's operations.

         Subsequent to the March, 1996 Merger, as the nation's leading STS provider, the Company believes it is well positioned to continue to grow through the continued implementation of its business strategy, the key elements of which are:

         - Increased Penetration of Existing Buildings. The Company intends to increase its focus on generating additional revenue from the 448 buildings in which it now provides shared telecommunications services. Although the Company may continue to make selective acquisitions of STS providers in the future, its principal focus will be on marketing services within its existing buildings, both to new customers and to existing customers.

         - Significant Additions of Buildings. For the three years ended December 31, 1995, STI and FII grew internally through the addition of 26 and 36 buildings, respectively. The Company plans to take advantage of its improved market position to aggressively pursue opportunities to add buildings to its portfolio, in particular, through multi-building contracts with large commercial property owners.

         - Expanded Service Offerings. The Company intends to capitalize on the growing demand for new telecommunications and information technology by expanding its services to include high speed access to the Internet, video teleconferencing, wireless services and the delivery of cable programming. The Company's existing infrastructure allows for low-cost delivery of these services at minimal incremental expense to the Company. The Company believes that many of these services would otherwise not be readily available or affordable to its customers.

         - Cross Marketing of Services and Systems. The Company intends to leverage its Systems business by marketing telecommunications services to its existing Systems customer base. In addition, the Company intends increasingly to market Systems to its STS customers relocating from existing rental space who continue to require customized telecommunications solutions, including the purchase or lease of equipment or the provision of long distance and other network services offered by the Company.


         (iv) Patents, Trademarks, Licenses, Franchises, Concessions
              ------------------------------------------------------
         See Item 1(d) (i) - "Owner/Developer Agreements" herein. Additionally, Shared Technologies Inc. is a registered trademark.


         (v)  Seasonality
              -----------
         While the Company's business is not generally seasonal, the Company has experienced, over the last several years, a reduction in local and long distance revenues in the month of December which is believed to be associated with the holiday season.


         (vi)  Working Capital
               ---------------

         To date, the Company has funded its working capital shortfall through borrowings and sales of its securities. See Item 1(a) - "General Development of Business"; "Management's Discussion and Analysis of Results of Operations and Financial Condition". The Company requires working to sustain its growth and maintain its revenue base.

                  In March 1996, the Company's stockholders approved and the Company consummated a merger with Fairchild Industries, Inc. ("FII") with and into the Company. The Company simultaneously changed its name to Shared Technologies Fairchild Inc. ("STFI"). In connection with the merger, the Company issued 6,000,000 shares of common stock, 250,000 shares of cumulative convertible preferred stock with an initial $25,000,000 liquidation preference and 20,000 shares of special preferred stock with a $20,000,000 initial liquidation preference. In addition the Company raised approximately $111,000,000 net of expenses through the sale of 12 1/4% senior subordinated discount notes due 2006, and approximately $123,000,000 (of an available $145,000,000) in loans from a credit facility with Credit Suisse, Citicorp USA, Inc. and NationsBank. The funds were used primarily for the retirement two series of FII's preferred stock and of certain liabilities assumed from FII in connection with the merger and the retirement of the Company's existing credit facility. The merger was accounted for using the purchase method of accounting. The total purchase consideration of approximately $69,000,000 for the acquisition of FII was allocated to the tangible and intangible assets and liabilities of FII based upon their respective fair values.

         Subsequent to the March, 1996 merger the Company will have approximately $20.5 million available under the Credit Facility to fund working capital requirements. The Credit Facility will contain, among other things, affirmative and negative covenants which are usual and customary with respect to senior secured indebtedness.

         The Company expects to satisfy its future cash requirements through cash from operations and borrowings under the Credit Facility. The Company expects that its working capital requirements will remain manageable primarily due to the minimal capital requirements of the Systems business and, with respect to the Services business, its ability to negotiate favorable payment terms with its vendors and to bill its customers in advance for many recurring services.


         (vii)  Dependence on a Single Customer
                -------------------------------
         No single customer or building accounts for 10% or more of the Company's revenues. The Company's business is not dependent upon a single or a few customers.


         (viii)  Backlog
                 -------

         At any given period the Company maintains new contracts signed but not yet installed due to the term of the contract which further adds to this backlog. The number of additional lines not yet installed related to new contracts cannot be determined due to changes that occur through the installation date. Therefore, backlog information cannot be quantified.


         (ix)     Government Regulation
                  ---------------------
         The Company is subject to specific regulations in several states. Within various states, such regulations may include limitations on the number of lines or PBX switches per system, limitations of shared telecommunications systems to single buildings or building complexes, requirements that such building complexes be under common ownership or common ownership, management and control and the imposition of local exchange access rates that may be higher than those for similar single-user PBX systems. The transaction could trigger the requirement to secure permission or consent from certain state regulatory agencies. There can be no assurance that the Company can obtain such permissions or consents, or if they can be obtained, that the process can be completed on a timely basis.

         Rates for telecommunications services are governed by tariffs filed by certified carriers with various regulatory agencies. Future changes in the regulatory structure under which such tariffs are filed, or material changes in the tariffs themselves, could have a material adverse effect on the Company's business. In addition, various state regulatory agencies are engaged in fact gathering to examine competition and the rules which govern the provision of intrastate services. Although the Company intends to monitor these developments, the likelihood of any changes in such rules cannot be predicted.

         The Company's Systems business is generally exempt from governmental regulation from the standpoint of marketing and sales. However, various regulatory bodies, including the Federal Communications Commission, require that manufacturers of equipment obtain certain certifications.

         On February 8, 1996, the Telecommunications Act of 1996 ("Telecommunications Act") was enacted as Federal law. The Telecommunications Act makes certain changes in the regulatory environment in which the Company operates by: (i) pre-empting any State or local law or regulation that prohibits, or has the effect of prohibiting, the ability of any entity to provide any interstate or intrastate telecommunications service which may result in the removal of regulatory barriers that have heretofore discouraged the Company from expanding its business in certain States; (ii) prohibiting local exchange telephone companies from prohibiting, or imposing unreasonable or discriminatory conditions on, the resale of those companies' telecommunications services which may result in the removal or relaxation of some of the restrictions on shared telecommunications systems referred to above, and reduces the risk that telephone companies could modify their tariffs to improve more restrictive terms and conditions on such Systems; (iii) authorizing the FCC to forebear from applying any regulation to a telecommunications carrier or class of telecommunications carriers under certain conditions, which may result in a relaxation of the FCC's regulatory supervision of over the Company's operations; and (iv) authorizing the Regional Bell Operating Companies upon satisfying certain conditions, to apply for, and the FCC to grant, authority to offer long-distance services to customers within the States in which they offer local telephone service. This may result in more intense competition within the markets in which the Company operates. Other provisions of the Telecommunications Act direct the FCC to conduct rulemaking proceedings on a variety of subjects, including interconnection, resale and universal service, which may affect the Company. It is not possible, however, to predict the outcome of any such proceedings.

         The Telecommunications Act may greatly affect government regulation of telecommunications, both at the state and federal level. Although the long term goal of the legislation is deregulatory, federal and state government regulatory agencies may create new rules to govern competition in the local exchange market that, in the short term, could subject the Company's shared telecommunications services to greater regulation than in the past.

         (x)  Competition
              -----------
         The Company's STS business competes with regulated major carriers that may provide a portion of the services that the Company provides, but are typically not structured to provide all of a customer's telecommunications requirements. The Company also competes with small independent operators serving regional or local markets and with other STS providers, including the Realcom unit of MFS Communications Inc. ("MFS"). The Company also competes with equipment manufacturers and distributors and long distance companies for the provision of telephone and other telecommunications equipment and services to tenants in buildings under franchise with the Company. Within the past five years, competition has expanded to include a group of companies known as alternate access providers, including MFS, TCG, Inc. and others. The major competitive factors in the STS market are technology, price and service. The Company's principal competitive advantages are its ability to provide "one-stop shopping" for telecommunications services and site-based technical service.

         The principal competitors of the Company's Systems business and, once a building franchise has been obtained, the Company's STS business, include the direct sales channels of manufacturers such as AT&T's Network Systems division, Northern Telecom, Inc., NEC, other distributors of equipment manufactured by such companies, as well as the Regional Bell Operating Companies ("RBOCs").

         On February 8, 1996, the Telecommunications Act was enacted as Federal Law. The Telecommunications Act makes certain changes in the regulatory environment in which the Company operates by: (i) pre-empting any State or local law or regulation that prohibits, or has the effect of prohibiting, the ability of any entity to provide any interstate or intrastate telecommunications services which may result in the removal of regulatory barriers that have heretofore discouraged the Company from expanding its business in certain States; (ii) prohibiting local exchange telephone companies from prohibiting, or imposing unreasonable or discriminatory conditions on, the resale of those companies' telecommunications services which may result in the removal or relaxation of some of the restriction on shared telecommunications Systems referred to in the preceding paragraph, and reduces the risk that telephone companies could modify their tariffs to impose more restrictive terms and conditions on such Systems; (iii) authorizing the FCC to forebear from applying any regulation to a telecommunications carrier or class of telecommunications carriers under certain conditions, which may result in a relaxation of the FCC's regulatory oversight over the Company's operations; (iv) authorizing the RBOCs, upon satisfying certain conditions, to apply for, and the FCC to grant, authority to offer long-distance services to customers within the States in which they offer local telephone service. This may result in more intense competition within the markets in which the Company operates. Other provisions of the Telecommunications Act direct the FCC to conduct rulemaking proceedings on a variety of subjects, including interconnections, resale, and universal service, which may affect the Company, but it is not possible to predict the outcome of any such proceedings.

         The Telecommunication Act may result in greater competition for the Company. The RBOCs are free immediately to seek authority to offer long distance service outside their current operating areas. They will be free to offer long distance services to customers within their current operating regions after satisfying the law's requirements for opening their local markets to competition. GTE and other local exchange carriers are free immediately to seek authority to offer long distance services both within and outside their regions.

         Long distance carriers also are permitted to seek authority to offer local exchange services. The major carriers (AT&T, MCI and Sprint) will be subject, on an interim basis, to restrictions on joint marketing of local and long distance services.


         (xiii)  Employees
                 ---------
         As of March 15, 1996, STI and FII on a combined basis had approximately 774 employees, of whom several were covered by two collective bargaining agreements. One agreement expires in 1998 and the other expires in 1999. Management believes that STI and FII's relations with their respective employees are satisfactory.


Item 2.
-------
Property
--------
         As of December 31, 1995, the Company leased real property totaling approximately 60,000 square feet. As a result of the merger, the Company now leases approximately 340,000 square feet. The Company does not own any real property. Each of the leased properties is, in management's opinion, generally well maintained, is suitable to support the Company's business and is adequate for the Company's present needs.

         The Company leases from RHI Holdings, Inc., the former parent of FII, on an arm's-length basis, office space at Washington-Dulles International Airport.


Item 3.
-------
Legal Proceedings
-----------------
         The Federal Corporate Administrative Contracting Officer (the "AOC"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Federal Acquisition Regulations and Cost Accounting Standards in accounting for the (i) the 1985 reversion to FII of approximately $50.0 million in excess pension funds in connection with the termination of defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare a cost impact proposal relating to such plan terminations and segment closings and, following receipt of such cost impact proposal, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. In connection with the merger FII stated that it believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. FII has had discussions with the government to attempt to resolve these pension accounting issues.

         In December 1995, Gerard Klauer Mattison & Co., LLC ("GKM"), filed suit against the Company in U.S. District Court for the Southern District of New York alleging breach of a letter agreement and seeking an amount in excess of $2.25 million for a commission allegedly owed to GKM as a result of GKM initiating negotiations between the Company and FII and negotiating the Merger. GKM has alleged that the Company entered into a fee agreement, whereby the Company agreed to pay to GKM 0.75% of the value of the transaction as a fee. Jeffrey J. Steiner has denied that FII at any time engaged GKM for this transaction. The Company filed an Answer in January,

1996, denying that any commission is owed. This litigation is in the discovery process.

         The Company is a party to other lawsuits and administrative proceedings that arose in the ordinary course of its business. Although the final results in all suits and proceedings cannot be predicted, the Company presently believes that the ultimate resolution of all such other lawsuits and proceedings, after taking into account the liabilities accrued with respect to such matters, will not have a material adverse effect on the Company's financial condition, results of operation or cash flows. See Note 16 to the Company's Consolidated Financial Statements.

         The Company has no other material litigation or unasserted claims, the outcome of which would have a material impact on the Company's financial condition, results of operations or cash flows.

         In the matter of Tel-A-Booth Communications, Ltd. v. Shared Technologies Inc. et al., Supreme Court of the State of New York, County of New York, an Order and Judgment was entered on March 14, 1996 granting the defendants' motion for summary judgment and dismissing the plaintiff's claims. The case had arisen in connection with the Company's operations at the Jacob K. Javits Convention Center in New York City.



Item 4.
-------
Submission of Matters to a Vote of Security Holders None.
---------------------------------------------------------
                                     PART II

Item 5.
-------
Market for Registrant's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------

         The Company's shares of Common Stock (trading symbol: STCH) have been quoted and traded in the over-the-counter market since December 13, 1988. Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. During 1994 and 1993, the quarterly high and low closing prices were as follows:


                                       1995                1994
                                       ----                ----
                                  High       Low      High       Low
                                  ----       ---      ----       ---
First Quarter                   $5 1/4     $3 1/2   $4 5/8     $2 7/8
Second Quarter                   5 3/4      4        4          3 1/8
Third Quarter                    5 1/4      3 7/8    5 3/8      2 1/2
Fourth Quarter                   4 3/4      3 1/8    4 7/8      3 1/2


Number of beneficial holders of the Company's Common Stock as of February 1, 1996 was 1,856.


Item 6.
-------
Selected Financial Data
------------------------
The following table sets forth the selected financial data of the Company for each of the last five years. Financial statements for 1992 and 1991 are not presented in this filing. Such selected financial data were derived from audited consolidated financial statements not included herein. The selected financial data of the Company should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K. In September 1992 the Company effected a one-for-four reverse stock split of common stock and increased the par value of common stock from $.001 to $.004 per share. Weighted average common shares outstanding and per share information have been retroactively adjusted to reflect this split. All amounts, except per share amounts, are in thousands.


Statement of Operations Data:          1995              1994         1993       1992         1991
------------------------------         -----            -------      -------    -------      ------
Revenue                              $47,086            $45,367      $25,426    $24,077     $23,172
Gross margin                          18,214             19,195       10,912      9,254       6,358
Selling, general and
  administrative expenses             16,189             16,909        9,797      9,959      10,717
Business Development Expenses          -                   -             305        -          -
Operating income (loss)                2,026              2,286          810       (705)     (4,359)
Interest expense, net                   (667)              (359)        (438)      (290)     (1,268)
Minority interest in net (inc.)
  losses of subsidiaries              (1,752)              (128)         (82)       (37)          4
Gain on sale of subsidiary stock       1,375                -            -          -          -
Extraordinary Item -
  (Loss) gain on restructuring           -                  -           (150)     3,756        -
Income taxes                             (45)               (63)         -          -          -
Income tax benefits                      550                -            -          -
Net income (loss)                        927              2,286          140      2,724      (5,623)
Net income (loss) per
  common share                           .06                .27         (.04)       .59       (1.59)
Weighted average common
  shares outstanding                   8,482              6,792        5,132      4,063       3,730
Cash dividends declared
  per preferred share                    .29                .29          .32        .30         .30
Cash dividends paid
  per preferred share                    .29                .29          .32        .38         .18
Cash dividends declared or
  paid per common share                   -                  -           -          -          -

Balance Sheet Data:
Working capital deficit              ($3,393)           ($3,859)    ($ 3,889)  ($ 4,506)   ($15,615)
Total assets                          42,863             37,925       20,601     18,752      18,436
Notes payable, convertible
  promissory notes payable,
  other long-term debt (incl.
  current portion) and



  redeemable preferred stock           6,999              4,727        3,719      4,745      10,030
Stockholders' equity (deficit)        22,845             20,881        9,302      6,034      (3,148)



Item 7.
-------
Management's Discussion and Analysis of Results of Operations and
-----------------------------------------------------------------
Financial Condition
--------------------
Overview and Recent Developments
--------------------------------
STFI is a national provider of shared telecommunications services ("STS") and telecommunications systems ("Systems") to tenants of multi-tenant commercial office buildings. One of STFI's subsidiaries, Shared Technologies Cellular Inc. ("STC"), is a provider of short-term portable cellular telephone services.

In December 1995, STC issued approximately $3.0 million in voting preferred stock to third parties. While STFI's ownership percentage did not change, STFI's voting interest in STC was reduced to 42.7%, resulting in STFI's loss of voting control. Accordingly, subsequent to this stock issuance, STC was accounted for under the equity method; all assets and all liabilities of STC were eliminated from STFI's consolidated balance sheet and a non-current asset was recorded to reflect STFI's investment in STC on the equity basis. STC results of operations adjusted for STFI's ownership interest, are reflected on the statement of operations for the year ended December 31, 1995 per the equity method as a one line item below operating income.

In March 1996 STFI's stockholders approved and STFI completed a merger with Fairchild Industries, Inc.("FII") following a reorganization transferring all non-communications assets to its parent, RHI Holding, Inc. Management believes this merger will significantly strengthen the Company's strategic position in the telecommunications market. In addition the merger will present opportunities to realize significant operational and financial cost savings. The merger makes STFI the largest provider of STS in the United States. On a pro forma basis STFI generated $175 million in sales and $19 million in operating income for the year ended December 31, 1995. In conjunction with the merger STFI raised approximately $111 million after offering expenses through the issuance of 12 1/4% Senior Subordinated Notes Due 2006 and $125 million (of an available $145 million) from a credit facility with Credit Suisse, Citicorp USA, Inc. and NationsBank. The Company anticipates repaying these borrowings over the next ten years with cash provided by operations.

Results of Operations
---------------------
The following table sets forth various components of STFI's statements of operations expressed as a percentage of revenues:

                                                                         Year Ended
                                                                         December 31,
                                                      ---------------------------------------------------


                                                              1995              1994              1993
                                                              ----              ----              ----

Revenues                                                     100.00%           100.00%           100.00%

Cost of revenues                                              61.32%            57.69%            57.08%
                                                      ---------------   ---------------   ---------------

     Gross Margin                                             38.68%            42.31%            42.92%

Selling, General and Administrative Expenses                  34.38%            37.27%            39.73%
                                                      ---------------   ---------------   ---------------

     Operating Income                                          4.30%             5.04%             3.19%

Interest expense (net)                                        -1.44%            -0.79%            -1.72%
Minority Interest                                              0.00%            -0.28%            -0.32%
Gain on sale of subsidiary stock                               2.92%             0.00%             0.00%
Equity in loss of subsidiaries                                -3.72%             0.00%             0.00%
Income Tax Benefit (Expense)                                  -0.10%             1.07%             0.00%
Extraordinary Item                                             0.00%             0.00%            -0.59%
                                                      ---------------   ---------------   ---------------

Net Income                                                     1.96%             5.04%             0.56%
                                                      ===============   ===============   ===============


Year Ended December 31, 1995 compared to Year Ended December 31, 1994
---------------------------------------------------------------------
Revenues
--------
STFI's revenues rose to a record $47.1 million in 1995 an increase of $1.7 million or 3.7% over 1994 revenues of $45.4 million. This increase occurred despite the loss of STC revenue as STC results were recorded per the equity method in 1995; STC accounted for $10.2 million of 1994 revenue. STS revenue increased $6.5 million or 22.7% and Systems $5.4 million or 83.1% in 1995 over 1994 levels. Approximately $2.9 million of the growth in revenue for STS was attributable to a full year of service at locations acquired in June 1994 with the acquisition of Access Telecommunications Group, L.P. (Access), $1.6 million was attributable to the June 1995 acquisition of Office Telephone Management
(OTM), the remaining increase of approximately $2.0 million was generated through internal growth at existing and new locations. Approximately $4.7 million of the growth in Systems revenues is attributable to a full year of activity at accounts acquired with the June 1994 acquisition of Access, the remaining increase of $1.8 million was generated internally.

Gross margin
------------
Gross margin dropped to 38.7% of revenues for 1995 from 42.3% for 1994, a reduction of 3.6%. The following table sets forth the components of the Company's overall gross margin for 1995 as a factor of sales percentage and gross margin percentage per line of business:


                                                                                             Overall
     Division                                             Sales               GM                GM
     ----------------------------------------------------------------------------------------------------

     STS                                                    74.7%             44.6%             33.3%

     Systems                                                25.3%             21.1%              5.4

        Company Total                                      100.0%                               38.7%
                                                   ===============                     ===============

As shown above, the 1995 gross margin was a mix of STS gross margin of 44.6% and Systems gross margin of 21.1%. In 1994 the Company's gross margin was a combination of STS gross margin of 45.2%, Systems gross margin of 20.4% and STC gross margin of 48.2%. STS produced slightly reduced gross margin from the 1994 level mainly due to the acquisition of OTM operations which produced gross margin of approximately 30%. Systems experienced slightly improved gross margin mainly due to a full year of operations obtained with the Access acquisition. The overall decrease in the Company's gross margin was principally the result of changes in sales mix. The change in accounting to the equity method for STC results of operations created an overall drop in gross margin of approximately 1.7% for 1995. The drop in STS gross margin for 1995 contributed 0.4% to the overall reduction in gross margin for 1995. The remainder of the decrease in gross margin was generated by Systems. As noted above, Systems revenues grew at a faster rate than STS revenues in 1995. Since Systems produces significantly lower gross margin compared to STS, the growth in Systems sales depressed overall gross margin for the Company 1.5%.

Selling, general and administrative expenses
--------------------------------------------
Selling, general and administrative expenses ("SG&A") as a percentage of revenues decreased to 34.4% for 1995 compared to 37.3% for 1994. The Company has reduced SG&A as a percentage of revenues by increasing revenues without adding a comparable percentage of SG&A costs. Certain SG&A costs are essentially fixed and do not increase significantly with revenue growth. In addition the Company has carefully chosen to expand in locations with existing management infrastructures already in place.

Operating income
----------------
Operating income decreased by $0.3 million or 11.4% to $2.0 million in 1995 from $2.3 million in 1994. The decrease was partially the result of STC no longer a part of the STFI consolidated group in 1995. STC contributed approximately $0.7 million to operating income in 1994. This was offset by improved STS and Systems contribution of $0.4 million in 1995 over 1994 levels.

Gain on sale of subsidiary stock
--------------------------------
In April 1995 the Company successfully completed a public offering of STC stock. Following the offering the Company's percentage of ownership decreased from approximately 86% to 60%. The accounting treatment of the sale required the Company to record a gain of $1.4 million for the year ended December 31, 1995.

Equity in loss of subsidiary
----------------------------
In December 1995, STC issued approximately $3.0 million in voting preferred stock to third parties. While STFI's ownership percentage did not change, STFI's voting interest in STC was reduced to 42.7%, resulting in STFI's loss of voting control. Accordingly, subsequent to this stock issuance, STC was accounted for under the equity method, The Company recorded an equity loss of $1.7 million as a result of STC losses of $2.8 million for the year ended December 31, 1995

Interest expense
----------------
Interest expense net of interest income increased by $0.3 million for the year ended December 31, 1995 over the year ended December 31, 1994. This is attributable to the addition of approximately $4.4 million in interest bearing debt during 1995. Approximately $0.3 million in non interest bearing debts were repaid during 1995.

Income tax benefit (expense)
----------------------------
The Company recorded an insignificant amount of income tax expense for the year ended December 31, 1995 compared to a net benefit of $0.5 million for the year ended December 31, 1994. Income tax expense for 1995 was mainly the result of state income taxes. During 1994 STFI adjusted the deferred tax asset valuation reserve per Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). This adjustment resulted in a deferred tax asset of $8.0 million, a corresponding valuation reserve of $7.4 million and a $0.6 million tax benefit for the year ended December 31, 1994. This benefit was partially offset by state income taxes resulting in a net benefit of $0.5 million for 1994. The source of the deferred tax asset is principally the expected future utilization on a conservative basis of net operating losses ("NOL") generated in prior years. Based on the requirements of SFAS 109 the Company recalculated the deferred tax asset and adjusted the valuation reserve for the year ended December 31, 1995. This adjustment resulted in no significant impact to the Company's results of operations for the year ended December 31, 1995. At December 31, 1995 the Company's NOL carryforward for federal income tax purposes was approximately $21.8 million.

Net income
----------
As a result of the factors listed above, net income for the year ended December 31, 1995 decreased by $1.4 million or 60.9% to $0.9 million from $2.3 million for 1994.

Year Ended December 31, 1994 compared to Year Ended December 31, 1993
---------------------------------------------------------------------
Revenues
--------
STFI's revenues for the year ended December 31, 1994 increased by $20.0 million, or 78.7%, to $45.4 million compared to $25.4 million for the year ended December 31, 1993. Acquisitions were the major contributors to revenue growth in 1994. Approximately $8.9 million of the revenue increase was attributable to the acquisition of Access. Another $8.0 million was due to the expanded activity of STC created with the 1993 acquisitions of Road and Show East and Road and Show South nationwide rental phone businesses ("Road & Show"). The remaining revenue increase of $3.1 million was achieved through internal growth.

Gross margin
------------
Gross margin dipped slightly in 1994 to 42.3% of revenue from 42.9% of revenues in 1993. The following table sets forth the components of the Company's overall gross margin for 1994 as a factor of sales percentage and gross margin percentage per line of business:

                                                                                              Overall
     Division                                             Sales               GM                GM
     ----------------------------------------------------------------------------------------------------


     STS                                                  63.2%             45.2%             28.6%

     Systems                                              14.3%             20.4%              2.9%

     STC                                                  22.5%             48.2%             10.8%
                                                 ---------------   ---------------   ---------------

        Company Total                                    100.0%                               42.3%
                                                 ===============                     ===============


In 1994 the Company's gross margin was a combination of STS gross margin of 45.2%, Systems gross margin of 20.4% and STC gross margin of 48.2%. In 1993 the Company's gross margin was a combination of STS gross margin of 46.4%, Systems gross margin of 16.9% and STC gross margin of 27.1%. STS achieved slightly reduced gross margin from the 1993 level mainly due to the acquisition of Access which added several new buildings which historically have produced gross margins of approximately 44% which is slightly lower than those at existing STS locations. Systems experienced slightly improved gross margin mainly due to a half year of operations obtained with the Access acquisition. STC gross margin increased dramatically due to a full year of Road & Show operations which historically have produced gross margins of approximately 50%. The overall decrease in the Company's gross margin was largely the result of changes in sales mix and the resulting effect on the Company's overall gross margin. STS accounted for 63.2% of total revenues in 1994 versus 85.4% in 1993; Systems revenues accounted for 14.3% of total revenues in 1994 versus 5.9% in 1993; and STC generated 22.5% of total revenue for 1994 versus 8.7% for 1993.

Selling, general and administrative expenses
--------------------------------------------
Selling, general and administrative expenses ("SG&A") as a percentage of revenue decreased to 37.4% for 1994 compared to 39.7% for 1993. This improvement was generated mainly through the synergy's associated with the acquisition of Access. In addition the Company has carefully chosen to grow internally only at locations with existing management infrastructures already in place.

Operating income
----------------

Operating income increased by $1.5 million or 187.5% to $2.3 million in 1994 from $0.8 million in 1993. The increase was mainly due to the growth in overall sales combined with a reduction in SG&A as a percentage of revenue.

Interest expense
----------------
Interest expense net of interest income decreased by $0.1 million to $0.3 million for 1994 compared to $0.4 million in 1993. The majority of the interest expense for 1994 was generated from the addition of $2.3 million in interest bearing debts. The bulk of the 1993 interest expense was generated through accruals for interest and penalty payments to taxing authorities that may arise from late payments.

Extraordinary item - Loss on restructuring
------------------------------------------
An extraordinary loss of $0.2 million for 1993 was recorded to reflect the settlement of certain obligations to lenders and other creditors related to the 1992 restructuring. No extraordinary items were recorded for 1994.

Income tax benefit
------------------
Effective January 1, 1993, STFI implemented SFAS 109 requiring the adoption of an asset and liability approach to accounting for income taxes. As a result, STFI recorded a deferred tax asset of $8.0 million, a corresponding valuation reserve of $7.4 million and a $0.6 million tax benefit for the year ended December 31, 1994. This benefit was partially offset by state income taxes resulting in a net benefit of $0.5 million for 1994. The source of the deferred tax asset is principally the expected future utilization on a conservative basis of net operating losses ("NOL") generated in prior years.

Net income
----------
As a result of the factors listed above, net income for the year ended December 31, 1994 increased by $2.2 million to $2.3 million from $0.1 million for 1993.

Liquidity and Capital Resources
-------------------------------
During 1995 STFI continued to effectively manage a working capital deficit and produce record earnings from operations. Net cash provided by operations reached a record $4.9 million in 1995 compared to $3.1 million in 1994 and $2.2 million in 1993. This helped reduce the working capital deficit to $3.4 million at December 31, 1995 compared to $3.7 million and $3.9 million for December 31, 1994 and 1993 respectively.

The Company continued to invest significant capital towards growth internally and through acquisition. In addition the Company has continued to invest in upgrading telecommunication equipment at existing locations. Over the past three years STFI has invested $8.9 million on equipment purchases. Over the same period, the Company invested $0.8 million towards a merger with FII completed in 1996 and $5.3 million to complete two other major acquisitions; OTM in June 1995 and Access in June 1994.

Financing activities ware focused primarily on raising capital to provide cash for investing activities. During 1995 the Company borrowed $2.7 million and raised $1.2 million from sales of common stock to help finance the current year's equipment purchases and the acquisition of OTM. During 1994 and 1993 approximately $6.4 million was raised from sales of common and preferred stock to help the Company fund operations. Over the past three years the Company spent $6.5 million to repay notes, long-term debt and capital lease obligations.

Cash requirements for 1996 will be significant due to the merger with FII mentioned earlier. This merger was financed through a credit facility and the sale of Senior Subordinated Notes mentioned earlier. The Company anticipates repaying these borrowings and providing cash for operations and capital expenditures through cash from operations. As of March 1996 the Company has a credit facility available of approximately $20 million.




Item 8.
-------
Financial Statements and Supplementary Data
-------------------------------------------
         Attached.


Item 9.
-------
Changes in and Disagreements with Accountants on Accounting
-----------------------------------------------------------
and Financial Disclosure
------------------------

         None.


                                    PART III

Items 10, 11, 12 and 13.
-----------------------
         The Company incorporates by reference in response to these items its Proxy Statement for its Annual Meeting of Stockholders to be held on May 10, 1996 (to be filed with the Securities and Exchange Commission in definitive form on April 23, 1996).


                                     PART IV

Item 14.
--------
Exhibits, Financial Statement Schedules and Reports on Form 10-K
----------------------------------------------------------------
 (a)     Financial Statements
         --------------------
Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1995 and 1994.

Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

Consolidated Statements of Cash Flow for the years ended December 31, 1995, 1994 and 1993.

Notes to Consolidated Financial Statements

Financial Statements Schedules:     Schedule VIII

(b)      Reports on Form 8-K
         -------------------
         On November 21, 1995 the Company filed a Form 8-K Item 5 indicated that it had entered into an agreement and Plan of Merger dated as of November 9, 1995 with Fairchild Corporation and its subsidiaries, RHI Holdings, Inc. and
Fairchild Industries, Inc. pursuant to which the Company will acquire the telecommunications Systems and service business operated by Fairchild Communication Services Company.

         On November 22, 1995 the Company filed a Form 8-K Item 2 and 7 detailing that on November 13, 1995, the Company's cellular subsidiary, Shared Technologies Cellular, Inc., completed its acquisition of certain assets of PTC Cellular, Inc.

(c)      Exhibits
         --------
Exhibit No.                                 Description of Exhibit
-----------                                 ----------------------
   1.0 Purchase Agreement dated March 8, 1996 among the Company, STI, the guarantors named therein and CS First Boston Corporation and Citicorp USA, Inc. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   2.1 Agreement and Plan of Merger dated as of November 9, 1995 among Shared Technologies Fairchild Inc. (formerly Shared Technologies Inc.) ("STFI"), Fairchild Industries, Inc. ("FII"), RHI Holdings, Inc. ("RHI") and The Fairchild Corporation ("TFA"). Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   2.2 First Amendment to Agreement and Plan of Merger dated as of February 2, 1996 among STFI, FII, RHI and TFC. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   2.3 Second Amendment to Agreement and Plan of Merger dated as of February 24, 1996 among STFI, RHI and TFC. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   2.4 Third Amendment to Agreement and Plan of Merger dated as of March 1, 1996 among STFI. FII, RHI and TFC. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   3(i).1                Restated  Certificate of  Incorporation of the Company.
                         Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   3(i).2 Certificate of Merger of STI and FII. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   3(i).3 Certificate of Incorporation of Shared Technologies Fairchild Communications Corp. ("STAFF"). Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   3(ii).1 Amended and Restated By-laws of STI. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   3(ii).2               Amendment  to  Amended  and  Restated  By-laws  of STI.
                         Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   3(ii).3 By-laws of STAFF. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   4.1 Certificate of Designations of Series G 6% Cumulative Convertible Preferred Stock of STFI. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   4.2                   Certificate  of   Designations   of  Series  H  Special
                         Preferred Stock of STFI. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   4.3 Certificate of Designations of Series I 6% Cumulative Convertible Preferred Stock of STFI. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   4.4                   Certificate  of   Designations   of  Series  J  Special
                         Preferred Stock of STFI. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   4.5 Indenture dated as of March 1, 1996 among the Company, the guarantors named therein and United States Trust Company of New York, as trustee. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   4.6 First Supplemental Indenture dated as of March 13, 1996 among the Company, the guarantors named therein and United States Trust Company of New York, as trustee. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   10.1 Registration Rights Agreement dated March 8, 1996 among the Company, STFI, the guarantors named therein and CS First Boston Corporation and Citicorp USA, Inc. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   10.2 Registration Rights Agreement dated March 13, 1996 among STI, RHI and TFC. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   10.3 Credit Agreement dated as of March 12, 1996 among the Company, STFI, Credit Suisse, Citicorp USA, Inc., NationsBand and the other lenders named therein.
                         Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   10.4 Security Agreement dated as of March 13, 1996 among STAFF, STFI, each subsidiary of STAFF named therein and Credit Suisse, as collateral agent for the secured parties. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   10.5 Pledge Agreement dated as of March 13, 1996 among STFCC, STFI, each subsidiary of STFCC named therein and Credit Suisse, as collateral agent for the secured parties Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   10.6 Pledge Agreement dated as of March 13, 1996 among STFI, RHI and Gadsby & Hannah, as interim pledge agent. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   10.7 Parent Guarantee Agreement dated as March 12, 1996 between STI and Credit Suisse, as collateral agent for the secured parties. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   10.8 Subsidiary Guarantee Agreement dated as of March 12, 1996 among the subsidiaries of STFCC and STFI named therein and Credit Suisse, as collateral agent for the secured parties. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   10.9 Agreement to Exchange 6% Cumulative Convertible Preferred Stock and Special Preferred Stock dated as of March 1, 1996 among STI FII, RHI and TFC. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   10.10 Shareholders' Agreement dated as of March 13, 1996 among STI, RHI and Anthony D, Autorino. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   10.11 Tax Sharing Agreement dated as of March 13, 1996 between STI and RHI. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   10.12 Indemnification Agreement dated as of March 13, 1996 between STI and Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   10.13 Indemnification Agreement dated as of March 13, 1996 among STI, TFC and RHI. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   10.14 Indemnity Subrogation and Contribution Agreement dated as of March 12, 1996 between STFCC and Credit Suisse as collateral agent for the secured parties. Incorporated by reference to the Company's Form 8-K filed on March 28, 1996.

   21                    List of subsidiaries of the Registrant.

   27                    Financial Data Schedule

   99 Pursuant to Regulation S-X Rule 3-09 the Company is including as an exhibit audited consolidated financial statements for Shared Technologies Cellular, Inc.

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

                                            SHARED TECHNOLOGIES INC.
                                            ------------------------
                                            (Registrant)



                                          By /s/ Anthony D. Autorino
                                             -----------------------
                                             Anthony D. Autorino
                                             Chairman, Chief Executive
                                             Officer and Director
                                             Date:  March 29, 1996



                                          By /s/ Vincent DiVincenzo
                                             ----------------------
                                             Vincent DiVincenzo
                                             Senior Vice President - Finance and
                                             Administration, Treasurer, Chief
                                             Financial Officer and Director
                                             Date: March 29, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Anthony D. Autorino                   By /s/ Jeffrey J. Steiner
   -----------------------                      ----------------------
  Anthony D. Autorino                           Jeffrey J. Steiner
  Chairman, Chief Executive Officer             Vice Chairman and Director
  and Director                                  March 29, 1996
  Date: March 29, 1996



By /s/ Mel D. Borer                         By
  ----------------------------------           -----------------------
  Mel D. Borer, President, Chief               Jo McKenzie, Director
  Operating Officer and Director               March   , 1996
  Date: March 29, 1996



By /s/ Natalia Hercot                       By /s/ Thomas H. Decker
   -----------------------                     -----------------------
  Natalia Hercot, Director                     Thomas H. Decker, Director
  Date: March 29, 1996                         Date: March 29, 1996

By /s/ Ajit Hutheesing                      By /s/ Herbert L. Oakes, Jr.
   -----------------------                     ------------------------
   Ajit Hutheesing, Director                   Herbert L. Oakes, Jr.,
   March 29, 1996                              Director
                                               Date: March 29, 1996



By /s/ Edward J. McCormack, Jr.             By /s/ Vincent DiVincenzo
  -------------------------                    ---------------------------
  Edward J. McCormack, Jr.                     Vincent DiVincenzo, Director
  Director                                     Date: March 29, 1996
  Date: March 29, 1996



By /s/ William A. DiBella
   -----------------------
  William A. DiBella, Director
  Date: March 29, 1996

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                              PAGE

INDEPENDENT AUDITORS' REPORT, Rothstein, Kass & Company, P.C.                                                  F-2

FINANCIAL STATEMENTS:

  CONSOLIDATED BALANCE SHEETS                                                                                  F-3

  CONSOLIDATED STATEMENTS OF OPERATIONS                                                                        F-4

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                                              F-5-6

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                        F-7-8

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                   F-9-23

FINANCIAL STATEMENT SCHEDULE:

  Schedule VIII    Valuation and Qualifying Accounts for the years
                    ended December 31, 1995, 1994 and 1993                                                     S-1







Notes:

(a) All other schedules are not submitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

(b)    Individual  financial  statements  of the Company have been omitted since
       (1) consolidated statements of the Company and its subsidiaries are filed, and (2) the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements filed are majority-owned and do not have a material amount of debt to outside persons.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Shared Technologies Fairchild Inc.

We have audited the accompanying consolidated balance sheets of Shared Technologies Fairchild Inc. and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the three year period then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shared Technologies Fairchild Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the three year period then ended in conformity with generally accepted accounting principles.

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

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for its investment in one of its subsidiaries.

                                          ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
March 1, 1996, except for Notes 1, 7 and 18, as to which the date is March 13 1996

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

                      (In thousands except per share data)

                                                                                                         1995        1994
                                                                                                         ----        ----

                                                           ASSETS

Current assets:

  Cash                                                                                              $     476    $    172
  Accounts receivable, less allowance for doubtful accounts
   and discounts of $410 in 1995 and $584 in 1994                                                       9,855       8,533
  Advances to subsidiary                                                                                  985
  Other current assets                                                                                    754         727
  Deferred income taxes                                                                                               550
                                                                                                    ---------    --------
       Total current assets                                                                            12,070       9,982
                                                                                                    ---------    --------
Equipment:
  Telecommunications                                                                                   28,904      26,223
  Office and data processing                                                                            6,049       4,995
                                                                                                    ---------    --------
                                                                                                       34,953      31,218

  Less accumulated depreciation and amortization                                                       18,305      15,473
                                                                                                    ---------    --------
                                                                                                       16,648      15,745
                                                                                                       ------      ------

Other assets:

  Investment in subsidiary                                                                              1,581
  Intangible assets                                                                                    11,543      11,198
  Deferred income taxes                                                                                   560
  Other                                                                                                   461       1,000
                                                                                                    ---------    --------
                                                                                                       14,145      12,198
                                                                                                    ---------    --------
                                                                                                    $  42,863    $ 37,925
                                                                                                    =========    ========
                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt and capital lease obligations                                   $   2,870    $  1,840
  Accounts payable                                                                                      9,035       8,191
  Accrued expenses                                                                                      2,221       2,382
  Advance billings                                                                                      1,337       1,260
                                                                                                    ---------    --------
       Total current liabilities                                                                       15,463      13,673
                                                                                                    ---------    --------
Long-term debt and capital lease obligations,
 less current portion                                                                                   4,128       2,886
                                                                                                    ---------    --------
Minority interests in net assets of subsidiaries                                                                      102
                                                                                                    ---------    --------
Redeemable put warrant                                                                                    428         383
                                                                                                    ---------    --------
Commitments and contingencies
Stockholders' equity:

  Preferred stock, $.01 par value:
   Series C, authorized 1,500 shares, outstanding
    907 shares in 1995 and 1994                                                                             9           9
   Series D, authorized 1,000 shares, outstanding
    457 shares in 1995 and 1994                                                                             5           5
   Series E, authorized 400 shares, outstanding
    no shares in 1995 and 400 shares in 1994                                                                            4
   Series F, authorized 700 shares, outstanding
    no shares in 1995 and 700 shares in 1994                                                                            7
  Common stock, $.004 par value, authorized 20,000
    shares, outstanding 8,506 shares in 1995 and
    6,628 in 1994                                                                                          34          27
  Capital in excess of par value                                                                       44,777      41,488
  Accumulated deficit                                                                                 (21,981)    (22,465)
  Obligations to issue common stock                                                                                 1,806
                                                                                                    ---------    --------
       Total stockholders' equity                                                                      22,844      20,881
                                                                                                    ---------    --------
                                                                                                    $  42,863    $ 37,925
                                                                                                    =========    ========

                                See accompanying notes to consolidated financial statements.

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1995, 1994 and 1993

                      (In thousands except per share data)

                                                                                            1995         1994         1993
                                                                                      -----------   ------------  --------
Revenues:

  Shared telecommunications services                                                   $  35,176    $  28,667    $  21,683
  Telecommunications systems                                                              11,910        6,483        1,543
  Cellular services                                                                                    10,217        2,200
                                                                                       ---------    ---------    ---------
       Total revenues                                                                     47,086       45,367       25,426
                                                                                       ---------    ---------    ---------

Cost of revenues:

  Shared telecommunications services                                                      19,473       15,717       11,628
  Telecommunications systems                                                               9,399        5,161        1,282
  Cellular services                                                                                     5,294        1,604
                                                                                       ---------    ---------    ---------
       Total cost of revenues                                                             28,872       26,172       14,514
                                                                                       ---------    ---------    ---------

Gross margin                                                                              18,214       19,195       10,912

Operating expenses, selling, general and administrative                                   16,188       16,909       10,102
                                                                                       ---------    ---------    ---------

Operating income                                                                           2,026        2,286          810
                                                                                       ---------    ---------    ---------

Other income (expense):

  Gain on sale of subsidiary stock                                                         1,375
  Equity in loss of subsidiary                                                            (1,752)
  Interest expense                                                                          (882)        (522)        (530)
  Interest income                                                                            205          163           92
  Minority interest in net income of subsidiaries                                                        (128)         (82)
                                                                                       ---------    ---------    ---------
                                                                                          (1,054)        (487)        (520)
                                                                                       ---------    ---------    ---------

Income before income tax (expense) benefit
 and extraordinary item                                                                      972        1,799          290

Income tax (expense) benefit                                                                 (45)         487
                                                                                       ---------    ---------      -------
Income before extraordinary item                                                             927        2,286          290

Extraordinary item, loss on restructuring                                                                             (150)
                                                                                       ---------    ---------      -------
Net income                                                                                   927        2,286          140

Preferred stock dividends                                                                   (398)        (478)        (345)
                                                                                       ---------    ---------    ---------

Net income (loss) applicable to common stock                                           $     529    $   1,808    $    (205)
                                                                                       =========    =========    =========

Income (loss) per common share:
  Income (loss) before extraordinary item                                              $     .06    $    .27     $    (.01)
  Extraordinary item                                                                                                  (.03)
                                                                                       ---------    ---------    ----------

  Net income (loss)                                                                    $     .06    $    .27     $    (.04)
                                                                                       =========    =========    ==========

Weighted average number of common
 shares outstanding                                                                        8,482        6,792        5,132
                                                                                       =========    =========    =========

                                See accompanying notes to consolidated financial statements.

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                  Years Ended December 31, 1995, 1994 and 1993

                                 (In thousands)

                                                          Series C                  Series D                  Series E

                                                      Preferred Stock           Preferred Stock           Preferred Stock
                                                    Shares       Amount      Shares        Amount       Shares       Amount

Balance, January 1, 1993                              1,107    $     11                 $                          $

Dividends on preferred stock
Proceeds from sale of Series D
 Preferred Stock, net of expenses
 of $412                                                                         453            5
Redemption of Series C Preferred
 Stock                                                 (119)         (1)
Common stock to be issued
 for acquisitions
Common stock issued in lieu
 of compensation
Common stock issued in lieu
 of deferred financing fees
Exercise of common stock options
Net income
                                                  ---------    --------   ----------    ---------   -----------    -------

Balance, December 31, 1993                              988          10          453            5
Preferred stock dividends
Dividend accretion of redeemable put warrant
Exercise of common stock options
 and warrants
Proceeds from sale of Series D
 Preferred Stock                                                                   4                        400          4
Issuances for acquisitions
Proceeds from sale of common stock, net
 of expenses of $371
Common stock issued in lieu of
 compensation and conversion of
 Series C Preferred Stock and other                     (81)         (1)
Net income
                                                  ---------    --------   ----------    ---------   -----------    -------

Balance, December 31, 1994                              907           9          457            5           400          4

Preferred stock dividends
Dividend accretion of redeemable put warrant
Exercise of common stock options and warrants
Issuance of common stock
Conversion of preferred stock                                                                              (400)        (4)
Proceeds from sale of common stock, net
 of expenses of $112
Common stock issued in
 lieu of compensation and payment
 of accrued expenses
Net income
                                                  ---------    --------   ----------    ---------   -----------    -------
Balance, December 31, 1995                              907    $      9          457    $       5             0    $     0
                                                  =========    ========    =========    =========   ===========    =======




                                See accompanying notes to consolidated financial statements.



                                                                                        Obligations
         Series F                                          Capital in                    to Issue        Total
      Preferred Stock               Common Stock           Excess of     Accumulated      Common      Stockholders'
  Shares         Amount        Shares         Amount       Par Value      Deficit         Stock         Equity
  ------         ------        ------         ------       ---------      -------         -----         ------

                 $               5,092        $    21      $  30,047     $ (24,043)     $             $     6,036
                                                                              (345)                          (345)


                                                               1,737                                        1,742

                                                                (385)                                        (386)


                                                                                             1,756          1,756
                                    49                           228                                          228

                                    14                            50                                           50
                                    35                            82                                           82
                                                                               140                            140
----------       -------     ---------        -------      ---------     ---------      ----------    -----------
                                 5,190             21         31,759       (24,248)          1,756          9,303
                                                                              (478)                          (478)
                                                                               (25)                           (25)

                                    26                            71                                           71

                                                                  (1)                                          (1)
       700             7                                       4,989                                        5,000

                                 1,329              6          4,556                                        4,562


                                    83                           114                            50            163
                                                                             2,286                          2,286
----------       -------     ---------        -------      ---------     ---------      ----------    -----------
       700             7         6,628             27         41,488       (22,465)          1,806         20,881

                                                                              (398)                          (398)
                                                                               (45)                           (45)
                                    17                            70                                           70
                                   405              2          1,804                        (1,806)
      (700)           (7)        1,100              4              7

                                   300              1          1,162                                        1,163


                                    56                           246                                          246
                                                                               927                            927
----------       -------     ---------        -------      ---------     ---------      ----------    -----------

         0       $     0         8,506        $    34      $  44,777     $ (21,981)     $        0    $    22,844
==========       =======     =========        =======      =========     =========      ==========    ===========


               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1995, 1994 and 1993

                                 (In thousands)

                                                                                               1995        1994        1993
                                                                                          ---------     -------   ---------
Cash flows from operating activities:
  Net income                                                                              $     927   $   2,286   $     140
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Loss on restructuring                                                                                               150
    Depreciation and amortization                                                             3,967       3,702       2,562
    Provision for doubtful accounts                                                             321         413         253
    Gain on sale of subsidiary stock                                                         (1,375)
    Equity in loss of subsidiary                                                              1,752
    Common stock of subsidiary issued for services                                                           16         -
    Stock options and common stock issued
     in lieu of compensation and other                                                          177         114         278
    Minority interests                                                                                      128          82
    Gain on sale of franchise                                                                              (202)        -
    Deferred income taxes                                                                       (10)       (550)        -
    Amortization of discount on note                                                             90          52         -
    Change in assets and liabilities, net of effect of acquisitions:
      Accounts receivable                                                                    (2,639)     (2,147)       (990)
      Other current assets                                                                      (52)       (179)        132
      Other assets                                                                                         (430)       (244)
      Accounts payable                                                                        2,208       1,629         964
      Accrued expenses                                                                         (556)     (1,707)     (1,212)
      Advance billings                                                                           68         (67)         91
                                                                                          ---------   ---------   ---------
Net cash provided by operating activities                                                     4,878       3,058       2,206
                                                                                          ---------   ---------   ---------

Cash flows from investing activities:
  Purchases of equipment                                                                     (3,679)     (3,223)     (2,035)
  Acquisitions, net of cash acquired                                                         (1,382)     (3,948)       (255)
  Deferred merger costs                                                                        (750)
  Other investments                                                                            (106)
  Long-term deposits                                                                            (10)                     (2)
                                                                                          ---------   ---------   ---------
Net cash used in investing activities                                                        (5,927)     (7,171)     (2,292)
                                                                                          ---------   ---------   ---------
Cash flows from financing activities:
  Repayments of long-term debt and
   capital lease obligations                                                                 (2,226)     (2,409)     (1,895)
  Proceeds from borrowings                                                                    2,684       2,315         -
  Proceeds from sales of common and preferred stock                                           1,233       4,631       1,824
  Redemption of preferred stock                                                                                        (386)
  Preferred stock dividends paid                                                               (398)       (478)       (345)
  Cash of subsidiary previously consolidated                                                    (10)
  Repayment of advances to subsidiary                                                            70
  Deferred registration costs                                                                              (182)        -
                                                                                          ---------   ---------    ---------
Net cash provided by (used in)
 financing activities                                                                         1,353       3,877        (802)
                                                                                          ---------   ---------   ---------
Net increase (decrease) in cash                                                                 304        (236)       (888)
Cash, beginning of year                                                                         172         408       1,296
                                                                                          ---------   ---------   ---------
Cash, end of year                                                                         $     476   $     172   $     408
                                                                                          =========   =========   =========

                                See accompanying notes to consolidated financial statements.

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED)
                  Years Ended December 31, 1995, 1994 and 1993

                                 (In thousands)

                                                                                               1995        1994        1993
                                                                                          ---------    --------     -------

Supplemental disclosures of cash flow information:
  Cash interest paid during the years for:
   Interest                                                                               $     856   $     441   $     386
                                                                                          =========   =========   =========
   Income taxes                                                                           $      84
                                                                                          =========

Supplemental disclosures of noncash investing and financing activities:
  Conversion of accrued expenses to note payable
   in connection with litigation settlement                                               $   -       $   -       $     460
                                                                                          =========   =========   =========
  Obligations to issue common stock in connection
   with acquisitions                                                                      $   -       $      50   $   1,756
                                                                                          =========   =========   =========

  Issuance of preferred stock in connection with acquisition                              $   -       $   5,000   $   -
                                                                                          =========   =========   =========
  Redeemable put warrant issued in connection with
   bank financing                                                                         $   -       $     358   $   -
                                                                                          =========   =========   =========
  Capital lease obligations incurred for lease of new equipment                           $     355   $      64   $   -
                                                                                          =========   =========   =========
  Dividend accretion on redeemable put warrant                                            $      45   $      25   $   -
                                                                                          =========   =========   =========
  Costs of intangible assets included in accounts payable                                 $   -       $     203   $   -
                                                                                          =========   =========   =========
  Note received for sale of franchise                                                     $   -       $     202   $   -
                                                                                          =========   =========   =========

  Issuance of note relating to acquisition                                                $     800
                                                                                          =========

  Issuance of common stock to settle accrued expenses                                     $      69
                                                                                          =========

  Deferred merger costs included in accounts payable                                      $     513
                                                                                          =========

  Reclassification of advance to subsidiary to investment in subsidiary                   $   1,184
                                                                                          =========


                                See accompanying notes to consolidated financial statements.

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except for per share data)

NOTE 1 -      BUSINESS AND ORGANIZATION:

              On March 13, 1996, Shared Technologies Inc. merged with Fairchild Industries, Inc. and changed its name to Shared Technologies Fairchild Inc. (STFI) (Note 18)

              STFI, together with its subsidiaries (collectively the "Company) is in the shared telecommunications services (STS) and telecommunications systems (Systems) industry, providing telecommunications and office automation services and equipment to tenants of office buildings. One of the Company's subsidiaries, Shared Technologies Cellular, Inc.(STC), is a provider of short-term portable cellular telephone services.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

              PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries in which the Company has a controlling interest. Investments in companies in which the Company exercises significant influence (greater than 20%), but not a controlling interest, are carried at equity. The effects of all significant intercompany transactions have been eliminated.

              CASH - The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

              INVESTMENT IN UNCONSOLIDATED SUBSIDIARY - The Company's investment in its unconsolidated subsidiary, STC, is accounted for under the equity method in 1995. Prior to 1995, the majority owned subsidiary was included on a consolidated basis (Note 3).

              REVENUE RECOGNITION - Revenues are recognized as services are performed. The Company bills customers monthly in advance for equipment rentals and local telephone access, service and defers recognition of these revenues until the service is provided. Systems and equipment sales are recognized at the time of shipment.

              USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  EQUIPMENT  -  Equipment  is stated at cost.  Depreciation  and amortization is provided using the straight-line method over the following estimated useful lives:

                  Telecommunications                                8 years
                  Office and data processing                        3-8 years

              Major renewals and betterments are capitalized. The cost of maintenance and repairs which do not materially prolong the useful life of the assets are charged to expense as incurred.

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except for per share data)

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

              FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards No. 107 approximate the carrying amounts presented in the balance sheets.

              INTANGIBLE ASSETS:

              Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. The Company monitors the profitability of the acquired businesses to assess whether any impairment of recorded goodwill has occurred. Goodwill is amortized over periods ranging from 5 years to 40 years.

              Deferred Financing and Merger Costs - The Company has deferred certain costs incurred in connection with the merger and related financing (Note 18). These costs will be amortized over their respective lives upon the completion of the merger and financing. At December 31, 1995, approximately $1,263 of these costs are included in intangible assets.

              Other Intangible Assets - Other intangible assets are being amortized over 5 years.

              INCOME TAXES - The Company complies with Statement of Financial Accounting Standards (SFAS No. 109), "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized. The adoption of SFAS 109 had no material impact on the Company's financial statements since the Company fully reserved the tax benefits flowing from its net operating losses (Note 14).

              INCOME (LOSS) PER COMMON SHARE - Primary income (loss) per common share is computed by deducting preferred stock dividends and the accretion of the redeemable put warrant from net income. The resulting net income is applicable to common stock, which is then divided by the weighted average number of common shares outstanding, including the effect of options, warrants and obligations to issue common stock, if dilutive.

              Fully diluted income (loss) per common share is computed by dividing net income applicable to common stock by the weighted average number of common and common equivalent shares and the effect of preferred stock conversions, if dilutive. Fully diluted income (loss) per common share is substantially the same as primary income (loss) per common share for the years ended December 31, 1995, 1994 and 1993.

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except for per share data)

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

              NEWLY ISSUED ACCOUNTING STANDARDS - In March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" was issued. The Company will adopt SFAS No. 121 in the first quarter of 1996. The impact on the Company's financial position and results of operations is not expected to be material.

              RECLASSIFICATIONS - Certain reclassifications to prior years financial statements were made in order to conform to the 1995 presentation.

NOTE 3 -      INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

              During December 1995, STC issued approximately $3,000 in voting preferred stock to third parties. Although the Company's ownership percentage of 59.3% did not change, the voting rights assigned to the preferred stock reduced the Company's voting interest in STC to approximately 42.7%, resulting in the Company's loss of voting control of STC. Accordingly, STC has been accounted for on the equity method for 1995. Summarized balance sheet and statement of operations information for STC as of, and for the year ended, December 31, 1995 is as follows:

                  Summarized Balance Sheet
                     Current assets                                                                   $    5,824
                     Telecommunications and
                         office equipment, net                                                             2,158
                     Other assets                                                                          6,396
                                                                                                           -----

                         Total assets                                                                 $   14,378
                                                                                                      ----------


                     Current liabilities                                                              $    7,676
                     Note payable                                                                          1,600
                                                                                                      ----------
                         Total liabilities                                                                 9,276
                     Stockholders' equity                                                                  5,102
                                                                                                           -----
                         Total liabilities and stockholders' equity                                   $   14,378
                                                                                                      ==========


                     Summarized Statement of Operations
                         Revenues                                                                     $   13,613
                         Gross margin                                                                      5,026
                         Operating loss                                                                    2,989
                         Net loss                                                                          2,848

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except for per share data)

NOTE 4 -      ACQUISITIONS

              In December 1993, STC completed its acquisition of certain assets and assumed certain liabilities of Road and Show South, Ltd. (South) and Road and Show Cellular East, Inc. (East), respectively. The purchase price for South was $1,262, of which $46 was paid in cash and the balance through the issuance of 221 shares of the Company's common stock valued at $1,216. The purchase price for East was $750 of which $209 was paid in cash and the balance through the issuance, upon demand, of 108 shares of the Company's common stock valued at $541. The number of shares of common stock related to these acquisitions was adjusted on December 1, 1994, based on the price of the Company's common stock at that date, for which an aggregate of 65 additional shares were issued which had no effect on the purchase price of the net assets previously recorded. The shares in connection with the South acquisition have been issued, however only 197 shares of the Company's common stock have been delivered by STC pending the outcome of certain claims against, and by, the former owners of South.

              In June 1994, the Company acquired all of the partnership interests in Access Telecommunication Group, L.P. and Access Telemanagement, Inc. (collectively Access). The purchase price was $9,252 of which $4,252 was paid in cash and the balance through the issuance of 400 shares of Series E Preferred Stock valued at $3.75 per share and 700 shares of Series F Preferred Stock valued at $5.00 per share (Note 9).

              On June 30, 1995, the Company purchased all of the outstanding capital stock of Office Telephone Management ("OTM"). OTM provides telecommunication management services primarily to businesses located in executive office suites. The purchase price was $2,135 of which $1,335 was paid in cash and the balance through the issuance of a $800 note, (discounted at 8.59%) payable through June 30, 2005.

              The acquisitions were accounted for as purchases, and the purchase prices were allocated on the basis of the relative fair market values of the net assets.

              The excess of cost over fair value of the net assets of businesses acquired is recorded as goodwill in the accompanying consolidated financial statements. Amortization of goodwill approximated $364, $181 and $15 in 1995, 1994 and 1993, respectively.

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except for per share data)

NOTE 4 -      ACQUISITIONS (CONTINUED):

              The following unaudited pro forma statements of operations for 1995 and 1994 give effect to the acquisitions and the change in reporting of STC to the equity method (Note 3) and the pro forma effect of STC acquisitions, as if they occurred on January 1 in each year:

                                                                                                1995         1994
                                                                                                ----         ----
                   Revenues                                                                $  49,044   $   47,785
                   Cost of revenues                                                           30,105       29,573
                                                                                           ---------   ----------
                   Gross margin                                                               18,939       18,212
                   Selling, general and administrative expenses                               16,879       16,579
                                                                                           ---------   ----------
                   Operating income                                                            2,060        1,633
                   Gain on sale of subsidiary stock                                            1,375
                   Equity in loss of subsidiary                                               (2,634)      (2,801)
                   Interest income (expense), net                                               (901)        (643)
                   Minority interest in net income of subsidiaries                                            (43)
                                                                                           ---------   ----------
                   Loss before income tax (expense) benefit                                     (100)      (1,854)
                   Income tax (expense) benefit                                                  (45)         487
                                                                                           ---------   ----------
                   Net loss                                                                     (145)      (1,367)
                   Preferred stock dividends                                                    (398)        (538)
                                                                                           ---------   ----------

                   Loss applicable to common stock                                         $    (543)  $   (1,905)
                                                                                           =========   ==========

                   Net loss per common share                                               $    (.06)  $     (.25)
                                                                                           =========   ==========
                   Weighted average number of common
                    shares outstanding                                                         8,482        7,753
                                                                                           =========   ==========

NOTE 5 -      INTANGIBLE ASSETS:

              Intangible assets consist of the following at December 31, 1995 and 1994:

                                                                                                1995         1994
                                                                                            --------      -------
                   Goodwill                                                                $  10,989   $   11,186
                   Deferred financing and merger costs                                         1,263
                   Software development costs                                                                 186
                   Other                                                                          83          689
                                                                                           ---------   ----------
                                                                                              12,335       12,061

                   Accumulated amortization                                                      792          863
                                                                                           ---------   ----------
                                                                                           $  11,543   $   11,198
                                                                                           =========   ==========

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except for per share data)

NOTE 6 -      ACCRUED EXPENSES:

              Accrued expenses at December 31, 1995 and 1994 consist of the following:

                                                                                                1995         1994
                                                                                           ---------   ----------
                   State sales and excise taxes                                            $   1,040   $      861
                   Deferred lease obligations                                                    222          150
                   Property taxes                                                                150          140
                   Concession fees                                                               176          102
                   Other                                                                         633        1,129
                                                                                           ---------   ----------
                                                                                           $   2,221   $    2,382
                                                                                           =========   ==========

NOTE 7 -      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

              Long-term debt and capital lease obligations at December 31, 1995 and 1994 consist of the following:

                                                                                                1995         1994
                                                                                             -------     --------
                   Revolving  $4,000  credit  line due in
                     May  1997 and  bearing interest at 2%
                     above prime rate (10.5% at December 31,
                     1995) (Note 8)                                                         $   2,174   $    1,009

                   Initial  term  loan  due  in  quarterly
                    installments  of $50 commencing
                    November 24, 1994, with final payment
                    of $700 due May 1996 and bearing
                    interest at 2% above prime rate                                              750          950

                   Term loan due in 36 monthly installments
                    of $37 commencing March 1995 and bearing
                    interest at 2% above prime rate.                                             950

                   Term loan due in 36 monthly installments
                    of $8 commencing July 1995 and bearing
                    interest at 2% above prime rate.                                             245

                   Notes payable to vendors, non-interest bearing
                    due in aggregate quarterly installments of
                    approximately $249 through June 1995                                                      498

                   Promissory note payable in semi-annual
                    installments and bearing interest at
                    10% per annum                                                                             268

                                      F-14

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except for per share data)

NOTE 7 -      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED):

                                                                                                1995         1994
                                                                                                ----         ----
                   Promissory  note,  $550  original  face
                    amount  discounted at 7.75%,  payable in
                    quarterly  installments  of $25  through
                    March 31, 1999,  collateralized  by
                    commitment  to issue 88 shares of
                    Series C Preferred Stock                                                     304          359

                   Promissory  note,  $450  original  fac
                    amount,  non-interest bearing, payable in
                    quarterly installments of $16 through
                    June 30, 1999                                                                225          289

                   Promissory note,  $1,200  original face
                    amount  discounted at 8.59%, payable in
                    quarterly installments of $30 through
                    June 2005 and collateralized by standby
                    letter of credit                                                             774

                   Promissory note, $50 original face
                    amount bearing interest at 7.18% per
                    annum, payable in monthly installments
                    of $2 through October 1997                                                    32

                   Capital lease obligations, collateralized
                    by related telecommunications and data
                    processing equipment and all assets
                    acquired from Access (Note 4)                                              1,544        1,353
                                                                                           ---------   ----------
                                                                                               6,998        4,726
                   Less current portion                                                        2,870        1,840
                                                                                           ---------   ----------
                                                                                           $   4,128   $    2,886
                                                                                           =========   ==========


              In May 1994, the Company entered into a $5,000 financing agreement with a bank collateralized by certain assets of the Company. The agreement provides for a revolving credit line for a maximum, as defined, of $4,000 to be used for expansion in the shared telecommunications services business and a $1,000 term loan. Aggregate drawings on the line convert semi-annually, through May 1996, to three year term loans. The agreement provides for, among other things, the Company to maintain certain financial covenants. As of December 31, 1995, the Company was in violation of certain of these covenants and on March 13, 1996, the Company replaced this financing agreement with a long term facility (Note 18), and therefore continues to classify the debt on a long-term basis.

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except for per share data)

NOTE 7 -      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED):

              Scheduled aggregate payments on long-term debt and capital lease obligations are as follows:

                                                                              CAPITAL LEASE
                  YEAR ENDING DECEMBER 31:                  LONG-TERM DEBT     OBLIGATIONS
                          1996                               $    2,230          $   754
                          1997                                    1,470              540
                          1998                                    1,105              349
                          1999                                      128               88
                          2000                                       77               20
                                                             ----------          -------

                                                              $   5,010            1,751
                                                             ==========
                  Less amount representing interest                                  206
                                                                                     ---
                  Present value of future payments,
                   including current portion of $640                             $ 1,545
                                                                                 =======

             Telecommunications and data processing equipment includes assets acquired under capital leases with a net book value of approximately $2,333 and $1,534 as of December 31, 1995 and 1994, respectively.

NOTE 8 -      REDEEMABLE PUT WARRANT:

              In connection with the bank financing agreement, the Company issued the bank a redeemable put warrant for a number of common shares equal to 2.25% of the Company's outstanding common stock, subject to anti-dilution adjustments. The warrant is redeemable at the Company's option prior to May 1996, and at the bank's option at any time after May 1997. As defined in the agreement, the Company has guaranteed the bank a minimum of $500 upon redemption of the warrant, and therefore, has valued the warrant at the present value of the minimum guarantee discounted at 11.25%. The discount is being amortized on a straight-line basis over four years, the anticipated term of the loan at inception.

NOTE 9 -      STOCKHOLDERS' EQUITY

              The Company is authorized to issue 10,000 shares of preferred stock, issuable from time to time in one or more series with such rights, preferences, privileges and restrictions as determined by the directors. In 1994, the Company increased its authorized number of shares of common stock to 20,000.

              In 1992, the Company issued Series C Preferred Stock, which is non-voting and entitled to a liquidation value of $4 per share and dividends of $.32 per share per annum payable, quarterly in arrears. These shares are convertible into common stock, at the holder's option, on a one share of common stock for two shares of Series C Preferred Stock basis, at any time, subject to certain anti-dilution protection for the Preferred Stockholders. At the Company's option, the Series C Preferred Stock is redeemable, in whole or in part, at any time after June 30, 1993, at $6 per share plus all accrued dividends.

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except for per share data)

NOTE  9 -      STOCKHOLDERS' EQUITY (CONTINUED):

               In December 1993, the Company commenced a private placement to sell to certain investors units consisting of one share of Series D Preferred Stock and one warrant to purchase one share of common stock. As of December 31, 1995, the Company had sold 457 units for net proceeds of $1,740, after deducting expenses of $430. Series D Preferred Stock is entitled to dividends of 5% per annum, payable quarterly, and may be redeemed for $7 per share, plus all accrued dividends, at the option of the Company. The shares are non-voting and are convertible into shares of the Company's common stock on a one-for-one basis at the holder's option. The shares rank senior to all shares of the Company's common stock and junior to Series C Preferred Stock. The common stock purchase warrants are exercisable at a per share price of $5.75. In connection with the offering, the investment banking firm received warrants to purchase 16 shares of the Company's common stock at an exercise price of $5.75 per share. The Company has the right to require the holder to exercise the warrants, and if not exercised, they will expire in the event that the Company's common stock trades at or above $8.50 per share. As of December 31, 1995, no warrants had been exercised.

               In May and June 1994, the Company sold, through a private placement to certain investors, 1,329 shares of common stock and an equal number of warrants, for net proceeds of $4,562, after deducting expenses of $371. The warrants are exercisable prior to June 26, 1999 at a per share price of $4.25, subject to certain anti-dilution protection. As of December 31, 1995, no warrants had been exercised. The proceeds from this offering were used for the Access acquisition (Note 4).

               In June 1994, the Company issued 400 shares of Series E Preferred Stock, $.01 par value, and 700 shares of Series F Preferred Stock, $.01 par value, in connection with the Access acquisition.

               Series E Preferred Stock is entitled to a liquidation value of $3.75 per share and dividends of $.30 per share per annum, payable cumulatively in the form of cash or the Company's common stock, and the shares are non-voting. The Series E Preferred Stock previously issued was converted into 400 shares of common stock in January 1995. In addition, the holders received warrants, which expire on December 31, 1999, to purchase 175 shares of the Company's common stock, at an exercise price of $4.25 per share, subject to certain anti-dilutive provisions.

               Series F Preferred Stock is entitled to a liquidation value of $5.00 per share and no dividends. These shares were converted on August 1, 1995 into 700 shares of common stock. On March 1, 1996, an additional 111 shares of the Company's common stock was issued in connection with the provisions of conversion of the Series F Preferred Stock, as defined.

               Additionally, the Company issued warrants to the sellers of Access to purchase 225 shares of the Company's common stock at an exercise price of $4.25 per share, subject to certain anti-dilution adjustments.

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except for per share data)

NOTE  9 -      STOCKHOLDERS' EQUITY (CONTINUED):

               During January 1995, the Company completed a private placement to sell to a certain investor 300 shares of common stock at $4.25 per share, pursuant to Regulation S of the Securities Act of 1933. The Company received $1,163, after deducting expenses of $112, including an underwriter commission of $102 paid to a firm in which one of the principals is a director and stockholder of the Company. In addition, the underwriter was granted a five year common stock purchase warrant to acquire 30 shares of the Company's common stock for $5.00 per share.

               The following table summarizes the number of common shares reserved for issuance as of December 31, 1995. There were no preferred shares reserved for issuance.

                    Common stock purchase warrants                     2,958
                    Preferred stock conversions                        1,165
                                                                       -----
                                                                       4,123
                                                                       =====

NOTE 10 -      GAIN ON SALE OF SUBSIDIARY COMMON STOCK:

               In April 1995, STC completed its SB-2 filing with the Securities and Exchange Commission and became a public company. Prior to this date, STC was approximately an 86% owned subsidiary of the Company. STC sold 950 shares of common stock at $5.25 per share, which generated net proceeds of approximately $3,274 after underwriters' commissions and offering expenses. The net effect of the public offering on the consolidated financial statements was a gain of approximately $1,375.

NOTE 11 -      STOCK OPTION PLANS:

               The Company has non-qualified stock option plans which provide for the grant of common stock options to officers, directors, employees and certain advisors and consultants, at the discretion of the Board of Directors (Committee). All options granted are exercisable at a minimum price equal to the fair market value of the Company's common stock at the date of grant, with a term of five to ten years and are exercisable in accordance with vesting schedules set individually by the Committee. As of December 31, 1995, approximately 1,000 shares of common stock are available for options. The activity in the plans was as follows:

                                                                         Number             Exercise Price Per Share
                                                                           of                             Weighted
                                                                        Options             Range         Average
                                                                        -------             -----         -------

                  Balance outstanding, January 1, 1993                     354       $   1.72-12.00      $    3.77
                    Granted                                                174           4.00- 5.50           5.32
                    Expired                                               (29)           2.84-12.00          10.19
                    Exercised                                             (35)           1.72- 2.84           2.36
                                                                        -----        --------------       --------
                  Balance outstanding, December 31, 1993                   464           1.72-11.00           4.06
                    Granted                                                317           3.25-4.50            3.60
                    Expired                                               (59)           4.00-5.50            5.43
                    Exercised                                             (25)           2.84                 2.84
                                                                        -----        --------------      ---------
                  Balance outstanding, December 31, 1994                   697           1.72-11.00           3.78
                    Granted                                                40            4.13                 4.13
                    Expired                                                (2)           5.00-5.72            5.16
                    Exercised                                              (2)           2.28-2.84            2.58
                                                                        ------       --------------       --------
                  Balance outstanding, December 31, 1995                   733       $   1.72-11.00      $    3.79
                                                                        ======       ==============      =========

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except for per share data)

NOTE 11 -      STOCK OPTION PLANS (CONTINUED):

               At December 31, 1995, options to purchase 449 shares of common stock were exercisable.

               In September 1994, the Board of Directors adopted the 1994 Director Option Plan (the Director Plan) pursuant to which 250 shares of common stock are reserved for issuance upon the exercise of options to be granted to non-employee directors of the Company. Under the Director Plan, an eligible director will automatically receive non-statutory options to purchase 15 shares of common stock at an exercise price equal to the fair market value of such shares at the date of grant. Each option shall vest over a three year period, but generally may not be exercised more than 90 days after the date an optionee ceases to serve as a director of the Company, and expires after ten years from date of grant. As of December 31, 1995, options to purchase an aggregate of 115 shares of common stock have been granted at an exercise price range of $4.13 to $4.38.

NOTE 12 -      RETIREMENT AND SAVINGS PLAN:

               On March 3, 1989, the Company adopted a savings and retirement plan (the Plan), which covers substantially all of the Company's employees. Participants in the Plan may elect to make contributions up to a maximum of 20% of their compensation. For each participant, the Company will make a matching contribution of one-half of the participant's contributions, up to 5% of the participant's compensation. Matching contributions may be made in the form of the Company's common stock and are vested at the rate of 33% per year. The Company's expense relating to the matching contributions was approximately $199, $163, and $116 for 1995, 1994 and 1993, respectively. At December 31, 1995, and 1994, the plan owned 134 and 93 shares, respectively of the Company's common stock.

NOTE 13 -      EXTRAORDINARY ITEM

               At December 31, 1993, the Company recorded a loss relating to the settlement of a $600 promissory note (Note 7), in connection with its 1992 restructuring, by issuance of a $750 promissory note.

NOTE 14 -      INCOME TAXES:

               Income tax (expense) benefit consists of the following:

                                                                                1995        1994        1993
                                                                                ----        ----        ----
                    Current:
                      Federal                                              $     (10)  $             $
                      State and local                                            (45)        (63)
                                                                           ---------   ---------       -----
                                                                                 (55)        (63)         -
                                                                           ---------   ---------       -----
                    Deferred
                      Federal                                              $      10   $     550     $
                      State and local
                                                                           ---------    --------       -----
                                                                                  10         550          -
                                                                           ---------    --------       -----
                    Total (expense) benefit                                $     (45)  $     487     $    -
                                                                           =========   =========       =====

               For the years ended December 31, 1995, 1994 and 1993, income taxes computed at the statutory federal rate differ from the Company's effective rate primarily due to the availability of net operating losses ("NOL").

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except for per share data)

NOTE 14 -      INCOME TAXES (CONTINUED):

              The components of deferred income tax assets (liabilities) as of December 31, 1995 and 1994 are as follows:

                                                                                                1995       1994
                                                                                              ------     ------
                    Tax effect of net operating loss carryforwards                             8,641   $  9,011
                    Equity in loss of subsidiary                                                 104
                    Financial reserves not yet tax deductible                                    164        233
                    Equipment                                                                 (1,218)    (1,200)
                    Goodwill                                                                    (183)      (107)
                                                                                           ----------  --------
                    Deferred income tax asset                                                  7,508      7,937
                    Valuation allowance                                                       (6,948)    (7,387)
                                                                                           ----------  --------

                    Net deferred tax asset                                                 $     560   $    550
                                                                                           =========   ========

               At December 31, 1995 and 1994, the Company recorded deferred tax assets of $7,508 and $7,937, respectively, and corresponding valuation allowances of $ 6,948 and $7,387, respectively. The valuation allowances were decreased by $439, $1,418 and $211 respectively, for the years ended December 31, 1995, 1994 and 1993.

               SFAS No. 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized". The ultimate realization of this deferred tax asset depends on the ability to generate sufficient taxable income in the future. While management believes that the total deferred tax asset will be fully realized by future operating results, together with tax planning opportunities, the uncertainty relating to the future tax effects of the merger (Note 18), and a desire to be conservative make it appropriate to record a valuation allowance.

               At December 31, 1995, the Company's NOL carryforward for federal income tax purposes is approximately $21,800, expiring between 2001 and 2007. NOL's available for state income tax purposes are less than those for federal purposes and generally expire earlier limitations will apply to the use of NOL's in the event certain changes in Company ownership occur in the future, (Note 18).

NOTE 15 -      COMMITMENTS AND CONTINGENCIES:

               CONTINGENCIES - The Company had been the provider of telecommunications services at the Jacob K. Javitts Convention Center (the Center) in New York City. Effective January 1, 1992, as a result of a contractual dispute with the New York Convention Center Operating Corporation (CCOC), the Company no longer provided services at the Center. While providing services at the Center, the Company licensed the right to provide certain public pay telephone services at the Center to Tel-A-Booth Communications, Ltd. (Tel-A-Booth). Tel-A-Booth has filed a claim against the Company which seeks $10,000 in damages for which no amounts have been provided in the accompanying consolidated financial statements. Tel-A-Booth is in the process of liquidation in bankruptcy, and its counsel has withdrawn without replacement. The Company has filed, and the Court has issued, an order for dismissal of this case, which is expected to be signed prior to April 15, 1996.

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except for per share data)

NOTE 15 -      COMMITMENTS AND CONTINGENCIES (CONTINUED):

               In December 1995, a suit was filed against the Company alleging a breach of a letter agreement and seeking an amount in excess of $2,250 for a commission allegedly owed in connection with the merger with FII (Note 18). The Company denies that the claimant at any time was engaged in connection with the merger. The Company filed an answer in January 1996, denying that any commission is owed. This litigation is in the discovery process. While any litigation contains an element of uncertainty, management is of the opinion that the ultimate resolution of this matter should not have a material adverse effect upon results of operations, cash flows or financial position of the Company.

               The Company's sales and use tax returns in certain jurisdictions are currently under examination. Management believes these examinations will not result in a material change from liabilities provided.

               In addition to the above matters, the Company is a party to various legal actions, the outcome of which, in the opinion of management, will not have a material adverse effect on results of operations, cash flows or financial position of the Company.

               COMMITMENTS - The Company has entered into operating leases for the use of office facilities and equipment, which expire through 2005. Certain of the leases are subject to escalations for increases in real estate taxes and other operating expenses. Rent expense amounted to approximately $2,200 $1,856 and $1,700 for the years ended December 31, 1995, 1994 and 1993, respectively.

               Aggregate approximate future minimum rental payments under these operating leases are as follows:

                    YEAR ENDING DECEMBER 31:

                            1996                                  $    1,631
                            1997                                       1,349
                            1998                                       1,232
                            1999                                       1,027
                            2000                                         622
                    Thereafter                                         1,349
                                                                  ----------
                                                                  $    7,210
                                                                  ==========
               In January 1994, the Company entered into a consulting agreement for financial and marketing services, which expires in November 1996. The agreement provides for the following compensation; $30 upon signing, $6 per month retainer, and $150 upon the attainment of a specific financial ratio, which as of December 31, 1995 had been attained. In addition, the consultant was issued a three year warrant to purchase 300 shares of the Company's common stock at a purchase price of $5.75 per share and a five year warrant to purchase 250 shares of the Company's common stock at a purchase price of $7.00 per share. The consultant may not compete with the Company during the term of this agreement and for two years thereafter.

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except for per share data)

NOTE 15 -      COMMITMENTS AND CONTINGENCIES (CONTINUED):

               In connection with the Access acquisition, the Company assumed a certain contract for telecommunications services requiring annual minimal usage of approximately $4.5 million through October 1998.

               In connection with the OTM acquisition, a standby letter of credit was issued collateralizing a promissory note of $821 at December 31, 1995.

               In  November  1995,  the  Company   entered  into  a  three  year
               consulting agreement with a financial advisor requiring annual compensation of $250.

               In December 1995, the Company granted options to employees of the Company, STC, and certain members of the Board of Directors of the Company and STC, to purchase an aggregate of 350 shares of STC common stock, held by the Company.

               The options are excersable for five years, at $2.50 per share.

NOTE 16 -      RELATED PARTY TRANSACTIONS:

               As of December 31, 1993, the company paid approximately $288 of life insurance premiums on behalf of the Company's president, which was to be repaid from the proceeds of a $2,500 face value life insurance policy owned by the president. In January 1994, the beneficiary on the policy was changed to the Company in order to reduce the premium payments required by the Company. As of December 31, 1995, the amount due to the Company for premiums paid exceeded the cash surrender value of the policy by approximately $130. Accordingly, the President has agreed to reimburse the Company for this amount. The receivable and cash surrender value are reflected in other assets in the accompanying consolidated balance sheets.

NOTE 17 -      QUARTERLY INFORMATION:

                                                                     Three months ended
                                              -----------------------------------------------------------------
                                                March 31          June 30       September 30      December 31
                                              ------------     ------------     --------------    -------------
                                                       (Unaudited)
               1995
               Revenues (A)                    $    10,816     $     11,604     $     12,095       $    12,571
               Gross margin (A)                      4,131            4,458            4,827             4,798
               Net income (loss)                       285            1,597              192            (1,147)
               Net income (loss) per
                common share                          0.02             0.17             0.01             (0.14)

               1994
               Revenues                        $     7,896     $      9,125     $     14,493       $    13,853
               Gross margin                          3,469            4,222            5,833             5,671
               Net income                              257              703              603               723
               Net income per common share            0.03             0.11             0.07              0.06

               (A) Quarterly amounts adjusted to reflect equity method reporting for STC

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except for per share data)

NOTE 18 -      SUBSEQUENT EVENTS

               On March 13, 1996, the Company increased its authorized number of shares of preferred stock $.01 par value and common stock $.004 par value, to 25,000 and 50,000, respectively.

               On March 13, 1996, the Company's stockholders approved and the Company consummated its merger with Fairchild Industries, Inc. ("FII"), following a reorganization transferring all non-communication assets to its parent, RHI Holding, Inc. ("RHI"). The Company changed its name to Shared Technologies Fairchild Inc. ("STFI"). Under the merger agreement, STFI issued to RHI, 6,000 shares of common stock, 250 shares of convertible preferred stock with a $25,000 liquidation preference and 20 shares of special preferred stock with a $20,000 initial liquidation preference. In addition the Company raised in the capital market approximately $111,000, after offering expenses, through the issuance of 12 1/4% Senior Subordinated Notes Due 2006 and approximately $125,000 (of an available $145,000) in loans from a credit facility with financial institutions. The funds were used primarily for the retirement of certain liabilities assumed from FII in connection with the merger, and the retirement of the Company's existing credit facility. In connection with the merger, the Company entered into two year employment agreements with key employees for annual compensation aggregating $1,250, and adopted the 1996 Equity Incentive Plan. The merger will be accounted for using the purchase method of accounting. The total purchase consideration of approximately $69,000, will be allocated to the net tangible and intangible assets of FII based upon their respective fair values. The allocation of the aggregate purchase price included in the following pro forma financial statements is preliminary, and does not reflect the immediate retirement of FII long-term debt, FII Series A Preferred Stock, and FII Series C Preferred Stock, however, the Company does not expect that the final allocation of the purchase price will materially differ from the preliminary allocation that follows:

                   Assets
                      Accounts receivable                                                           $      23,036
                      Other current assets                                                                  2,773
                      Equipment                                                                            51,010
                      Other assets                                                                          7,184
                      Goodwill                                                                            240,105
                                                                                                    -------------
                       Total Assets                                                                       324,108
                                                                                                    =============
                   Liabilities and stockholders' equity
                      Notes payable, current                                                        $         514
                      Accounts payable                                                                     14,068
                      Accrued expenses                                                                      6,213
                      Accrued acquisition costs                                                             7,000
                      Advance billings                                                                      3,581
                      Long term debt, less current portion                                                180,501
                      Post retirement benefits                                                                104
                   Stockholders' equity
                      FII Series A preferred stock                                                         19,112
                      STFI Convertible preferred stock                                                     25,000
                      STFI special preferred stock                                                         20,000
                      FII Series C preferred stock                                                         24,015
                      STFI common stock                                                                    24,000
                                                                                                    -------------
                       Total liabilities and stockholders equity                                    $     324,108
                                                                                                    =============

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands except for per share date)

NOTE 18 -      SUBSEQUENT EVENTS (CONTINUED):

               The following unaudited pro forma statements of operations for 1995 and 1994 give effect to the merger, acquisitions of STI and FII prior to the merger, the change of reporting of STC to the equity method and the pro forma effect of STC acquisitions, as if they occurred on January 1, 1994:

                                                                                               1995                   1994
                                                                                            ----------             -------
               Revenues                                                                  $  174,852             $   175,247
               Gross margin                                                                  78,491                  71,185
               Operating income                                                              19,367                  16,443
               Gain on sale of subsidiary stock                                               1,375
               Equity in loss of subsidiary                                                  (2,634)                 (1,696)
               Interest expense, net                                                        (26,983)                (27,110)
               Net loss                                                                  $   (8,875)            $   (11,813)
                                                                                          ==========            ===========

               Net loss applicable to common stock                                       $  (12,778)            $   (15,851)
                                                                                         ==========             ===========

               Net loss per share                                                        $     (.88)            $     (1.15)
                                                                                         ==========             ===========

               Weighted average number of common shares outstanding                          14,482                  13,753
                                                                                         ==========             ===========

                                                                  SCHEDULE VIII

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                     Years Ended December 31, 1995, 1994 AND
                                      1993

                                 (In thousands)

                                               Balance at       Charged to        Charged                          Balance
                                                Beginning        Cost and         to Other                         at End
       Description                               of Year         Expenses         Accounts     Deductions(1)       of Year
       -----------                            ------------    -------------    ------------    -----------        ---------
DECEMBER 31, 1993:
  Allowance for doubtful
   accounts and discounts                             297              253                           240                310


DECEMBER 31, 1994:
  Allowance for doubtful
   accounts and discounts                             310              413                           139                584

DECEMBER 31, 1995:
  Allowance for doubtful
   accounts and discounts                             584              321             130           625  (2)           410





(1) Represents write off of uncollectible accounts, net of recoveries.

(2) Includes $242 due to the change in accounting, to the equity method for one of the Company's subsidiaries