Form 10-Q
period 1996-03-31
SHARED TECHNOLOGIES FAIRCHILD COMMUNICATIONS CORP /CT
filed 1996-05-15
CIK 817632

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
       OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1996
                           --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17366
- ------------------------------

SHARED TECHNOLOGIES FAIRCHILD INC.
- ----------------------------------
(exact name of registrant as specified in its charter)

Delaware                                 87-0424558
- ----------                              -------------
(State or other jurisdiction of        (I.R.S. Employer
 Incorporation or organization)         Identification No.)

100 Great Meadow Road, Suite 104
Wethersfield, CT 06109
- ----------------------------------
(Address of principal executive offices)

(860) 258-2400
- -----------------
(Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No _ _ _ _
   -------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class                          Outstanding at May 15, 1996
- -------------                  ----------------------------
Common Stock, $.004 par value      14,856,913 shares

PART I               FINANCIAL INFORMATION                    PAGE
Item 1.              Financial Statements

                     Consolidated Balance
                     Sheets as of March 31,
                     1996 and December 31, 1995               3-4

                     Consolidated Statements of
                     Operations for the Three
                     Months Ended March 31,
                     1996 and 1995                              5

                     Consolidated Statements of
                     Cash Flows for the Three
                     Months Ended March 31,
                     1996 and 1995                              6

                     Consolidated Statements of
                     Stockholders' Equity for
                     the Three Months Ended
                     March 31, 1996                             7

                     Notes to Consolidated
                     Financial Statements                    8-11


Item 2              Managements' Discussion and
                    Analysis of Results of
                    Operations and Financial Condition      11-13

PART II             OTHER INFORMATION                          13


                    Signature Page                             14




























Item 1.  Financial Statements
- ------------------------------------

Shared Technologies Fairchild, Inc.
Consolidated Balance Sheets
March 31, 1996 and December 31, 1995
(In thousands)
(unaudited)

                                    March 31,                   December 31,
                                       1996                         1995
                                ----------                 -------------
ASSETS
CURRENT ASSETS:


  Cash                   $           6,169           $                476

 Accounts receivable, less allowance
  for doubtful accounts of $803
  in 1996 and $410 in 1995          32,763                           9,855
  Advances to subsidiary             1,053                            985
  Other current assets               3,609                            754
                              --------------                    -----------
     Total current assets           43,594                         12,070
                              --------------                ---------------

Equipment:
     Property & Equipment           89,650                         34,953
     Accumulated depreciation      (22,107)                       (18,305)
                                -------------                   ------------
                                    67,543                         16,648
                                -------------                  -------------


Other Assets:
Investment in subsidiary               758                          1,581
Intangible assets                  270,952                         11,543
Deferred income taxes                  560                            560
Other                                  461                            461
                                   -------                        -------
                                   272,731                         14,145
                                  ---------                    -----------


                 Total assets  $   383,868           $             42,863
                                ---------------                ---------------
                                ---------------                ---------------
The accompanying notes are an integral part of these financial statements.


Shared Technologies Inc.
Consolidated Balance Sheets
March 31,  1996 and  December  31,  1995
(In  thousands)
(unaudited)


                                  March 31, 1996              December 31, 1995

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:

  Current portion of long term debt and capital
    lease obligations         $           20,138          $          2,870
  Accounts payable                        18,442                     9,035
  Accrued expenses                         8,664                     2,221
  Due to affiliate                         6,470
  Advanced billings                        7,389                     1,337
                                        ------------             --------------
 Total current liabilities                61,103                    15,463
                                         ----------               ------------



  Long-Term Debt and Capital Lease Obligations
    less current portion                  228,411                    4,128
                                        ----------               ------------


Redeemable Put Warrant                     440                        428
                                       --------                   --------

Convertible preferred stock, $.01 par value,
  authorized 250 shares, outstanding 250 shares
   in 1996 and no shares in 1995         25,000                          -
                                     ------------             --------------

Special preferred stock, $.01 par value,
  authorized 20 shares, outstanding 20 shares in
   1996 and no shares in 1995             20,000                          -
                                      ------------              -------------

STOCKHOLDERS'  EQUITY:

 Preferred Stock, $.01 par value, authorized
  25,000 shares:
  Series C, outstanding 907 shares in 1996 and
  1995                                         9                          9
  Series D, outstanding 282 shares in 1996 and
  457 in 1995                                  3                          5
 Common Stock; $.004 par value, 50,000 shares
  authorized, outstanding 14,740 shares in 1996
  and 8,506 shares in 1995                    59                         34
 Additional paid-in capital               72,508                     44,777
 Accumulated deficit                     (23,665)                   (21,981)
                                       ------------             --------------
     Total stockholders' equity           48,914                     22,844
                                       ------------             --------------

Total liabilities and stockholders'
 equity                        $         383,868                    $42,863
                                     ============               ============
The accompanying notes are an integral part of these financial statements.


Shared Technologies Fairchild Inc.
Consolidated Statements of Operations
For the Three  Months  Ended  March 31, 1996 and 1995 (In  thousands  except per share data) (unaudited)
                                        March 31,                    March 31,
                                         1996                          1995
Revenue:
  Shared telecommunications services     $13,230                       $8,334
  Telecommunications systems               4,952                        2,483
  Cellular services                            -                        2,026
                                      -----------                   ----------

      Total Revenue                       18,182                       12,843
                                      -----------                  -----------

Cost of Revenue:
  Shared telecommunications services       6,426                        4,730
  Telecommunications services              4,011                        1,955
  Cellular services                            -                        1,067
                                     ------------                  -----------

     Total Cost of Revenue                10,437                        7,752
                                      ----------                  -----------

Gross Margin                               7,745                        5,091
                                      ----------                   ----------
Selling, General & Administrative
  Expenses:                                6,783                        4,657
                                      -----------                  -----------
                                                                        434
Operating Income                             962

Other income (expense):
Equity in loss of subsidiary                (958)                            -
Net Interest expense                      (1,259)                        (144)
Minority Interest In Net (Income)
  Loss of Subsidiaries                         -                           10
                                      ----------                      -------

Income (loss) before income taxes
  and extraordinary item                  (1,255)                         300
Income tax                                   (21)                         (15)
                                         --------                    ---------
Income before extraordinary item          (1,276)                          285
Extraordinary item, loss on early
  retirement of debt                        (310)                            -
                                        ---------                   ----------
Net income (loss)                         (1,586)                          285
Preferred stock dividends                    (86)                         (99)
                                       -----------                  -----------

Net Income (loss) applicable to comon
  stock                                  $(1,672)                         $186
                                     -------------                    ---------
                                     ----------                     --------

Income (loss) per common share:
  Income (loss) before extraordinary
  item                                   $(0.14)                       $ 0.02
  Extraordinary item                      (0.03)                            -
                                           -----                     --------
Net Income (loss)                        $(0.17)                       $ 0.02
                                         ========                      =======

Weighted Average Shares Outstanding        9,965                        8,578

The accompanying notes are an integral part of these financial statements.

Shared Technologies Fairchild Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended
March 31, 1996 and 1995
(in thousands)
(unaudited)

                                         March 31,1996            March 31, 1995
Cash Flows Used in Operating Activities
  Net Income (loss)                          $(1,586)                       $285
  Adjustments:
  Extraordinary loss on early retirement of
  debt                                           310                          -
  Depreciation and amortization                1,759                      1,049
  Provision for doubtful accounts                 50                         40
  Equity in loss of subsidiary                   958
  Minority interest in net income of
  subsidiaries                                  (10)
  Amortization of discount on note               14                         21
  Change in Assets and Liabilities
           Accounts receivable                2,255                      (193)
           Other current assets               (283)                      (213)
           Other assets                          -                      (217)
           Accounts payable                 (2,170)                          5
           Accrued expenses                    205                      (246)
           Advanced billings                  (50)                       (32)
Net cash provided by operating
  activities                                 1,462                        489


Cash Flows Used in Investing Activities
   Purchases of equipment                    (749)                      (775)
   Investments in subsidiaries               (203)                          -
   Acuisitions, net of cash aquired        (2,108)                          -
  Net cash used in investing activities    (3,060)                      (775)


Cash Flows From Financing Activities:
   Preferred stock dividends                  (86)                       (97)
Repayments of notes payable, long-term
 debt and capital lease obligations      (187,432)                      (662)
Borrowings under notes payable and long-term debt
                                          244,999                          -
Payments to affiliate                      (1,937)                          -
Deferred finance costs                     (7,676)                          -
Proceeds from sales of common stock             4
Retirement FII preferred stock            (40,581)                      1,173
                                      -----------                      -------
Net cash provided by financing activities   7,291                        414

Net increase in cash                        5,693                        128

Cash, Beginning of Period                     476                        172
Cash, End of Period                        $6,169                       $300

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for -
   Interest                      $            443                       $150
   Income taxes                  $             26                        $33
Non cash transactions
   Issuance of common stock to acquire
    FII                                  27,750                          -
   Issuance of preferred stock to
    acquire FII                          45,000                          -


The accompanying notes are an integral part of these financial statements.




Shared Technologies Fairchild Inc.
Consolidated Statement of Stockholders' Equity
For the period ended March 31, 1996
(in thousands)
                                 Series C                       Series D
                           Preferred Stock               Preferred Stock
                           Shares      Amount            Shares          Amount
Balance, January 1, 1996    907             $9           457                $5

Preferred stock dividends

Dividend accretion of       -              -                -                 -
  redeemable put warrant

Issuance of Common Stock    -              -                -                 -

Conversions of Preferred Stock -                           (175)              2

Exercise of common stock       -            -                -                -
  options and warrants


Net loss                      -              -                -               -

Balance, March 31, 1996     907             $9               282             $3

The accompanying notes are an integral part of these financial statements.

Shared Technologies Fairchild Inc.
Consolidated Statement of Stockholders' Equity
For the period ended March 31, 1996
(in thousands)
                                                    Additional
                                Common  Stock          Paid-in
                                Shares Amount          Capital

Balance, January 1, 1996        $8,506   $34          $44,777

Preferred stock dividends

Dividend accretion of
  redeemable put warrant

Issuance of Common Stock        6,000      24           27,726

Conversions of Preferred Stock    227       1                1

Exercise of common stock            7       -                4
  options and warrants

Net income

Balance, March 31, 1996         14,740      59          72,508

The acompanying notes are an integral part of these financial statements.



Shared Technologies Fairchild Inc.
Consolidated Statement of Stockholders' Equity
For the period ended March 31, 1996
(in thousands)

                                  Accumulated              Total Stockholders'
                                  Deficit                  Equity

Balance, January 1, 1996         (21,981)                  $        22,844

Preferred stock dividends            (86)                             (86)

Dividend accretion of redeemable put warrant
                                     (12)                             (12)

Issuance of Common Stock           27,750

Conversions of Preferred Stock          -

Exercise of common stock options and warrants
                                        4


Net loss                          (1,586)                          (1,586)                                -

Balance, March 31, 1996          $23,665)                          $48,914
The acompanying notes are an integral part of these financial statements.


Shared Technologies Fairchild Inc.
Notes to Consolidated Financial Statements
March 31, 1996
(In thousands except for per share data)
(Unaudited)


1. Basis of Presentation:

The consolidated financial statements included herein have been prepared by Shared Technologies Fairchild Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's December 31, 1995 report on Form 10-K. Certain reclassifications to prior year financial statements were made in order to conform to the 1996 presentation.

2. Investment in Unconsolidated Subsidiary

     The Company's investment in its unconsolidated subsidiary, Shared Technologies Cellular, Inc. (STC), is accounted for under the equity method in 1995. Prior to 1995, the majority owned subsidiary was included on a consolidated basis(Note 3). During December 1995, STC issued approximately $3,000 in voting preferred stock to third parties. Although the Company's ownership percentage of approximately 58% did not change, the voting rights assigned to the preferred stock reduced the Company's voting interest in STC to approximately 42%, resulting in the Company's loss of voting control of STC. Accordingly, STC has been accounted for on the equity method for 1996. Summarized balance sheet and statement of operations information for STC as of, and for the three months ended, March 31, 1996 is as follows: Summarized Balance Sheet Current assets $ 2,798 Property and equipment, net 3,077 Other assets 6,001 Total assets $ 11,876

Current liabilities                                      $       6,817
  Note payable                                                   1,600
  Total liabilities                                              8,417
  Stockholders' equity                                           3,459
 Total liabilities and stockholders' equity              $      11,876


Summarized Statement of Operations
  Revenues                                               $       4,306
  Gross margin                                                   1,530
  Operating loss                                                (1,587)
  Net loss                                                      (1,647)


3. Acquisitions:

     On June 30, 1995, the Company purchased all of the outstanding capital stock of Office Telephone Management ("OTM"). OTM provides shared telecommunication services primarily to businesses located in executive office suites. The purchase price was $2,135 of which $1,335 was paid in cash and the balance through the issuance of an $800 note, (discounted at 8.59%) payable through June 30, 2005. The excess of cost over fair value of the net assets was recorded as goodwill.

     On March 13, 1996, the Company's stockholders approved and the Company consummated its merger with Fairchild Industries, Inc. ("FII"), following a reorganization transferring all non-communication assets to its parent, RHI Holding, Inc. ("RHI"). The Company changed its name to Shared Technologies Fairchild Inc. ("STFI"). Under the merger agreement, STFI issued to RHI, 6,000 shares of common stock, 250 shares of convertible preferred stock with a $25,000 liquidation preference and 20 shares of special preferred stock with a $20,000 initial liquidation preference. In addition the Company raised in the capital market approximately $111,000 after offering expenses, through the issuance of 12 1/4% Senior Subordinated Notes Due 2006 and approximately $125,000 (of an available $145,000) in loans from a credit facility with financial institutions. The funds were used primarily for the retirement of certain liabilities assumed from FII in connection with the merger, and the retirement of the Company's existing credit facility. In connection with the merger, the Company entered into two year employment agreements with key employees for annual compensation aggregating $1,250, and adopted the 1996 Equity Incentive Plan. The merger was accounted for using the purchase method of accounting. The total purchase consideration of approximately $77,133 was allocated to the net tangible and intangible assets of FII based upon their respective fair market values. The allocation of the aggregate purchase price included in the following pro forma financial statements is preliminary, and does not reflect the immediate retirement of FII long-term debt, FII Series A Preferred Stock, and FII Series C Preferred Stock. Allocation of purchase price:

Assets
  Cash                                             $            1,551
  Accounts receivable                                          22,622
  Other current assets                                          2,572
  Equipment                                                    51,532
  Goodwill                                                    252,938
  Total Assets                                                331,215

Liabilities and stockholders' equity
  Capital lease obligations                        $             (262)
  Accounts payable                                            (13,474)
  Accrued expenses                                             (8,439)
  Due to affliated company                                     (8,407)
  Long term debt                                             (182,919)
  FII preferred stock                                         (40,581)
  Net purchase price                                 $           77,133

     The following unaudited pro forma statements of operations for the three months ended March 31, 1996 and 1995 give effect to the above acquisitions and the change in reporting of STC to the equity method (Note 2) and the pro forma effect of STC acquisitions, as if they occurred on January 1 in each year:

                                                          1996      1995

Revenues                                         $    45,465      $  44,818
  Cost of revenues                                    22,153         22,466
  Gross margin                                        23,312         22,352
  Selling, general and administrative
   expenses                                           18,312         17,629
  Operating income                                     5,000          4,723
  Equity in loss of subsidiary                          (958)         (265)
  Interest expense, net                               (6,602)       (6,327)
  Loss before income tax expense
   and extraordinary item                              (2,560)      (1,869)
  Income taxes                                            (11)          (5)
  Loss before extraordinary item                       (2,571)      (1,874)
  Extraordinary item, loss on early
   retirement of debt                                    (332)        (401)
  Net Loss                                             (2,903)      (2,275)
  Preferred stock dividends                              (647)        (660)
  Loss applicable to common stock                    $ (3,550)   $  (2,935)

  Net loss per common share                          $   (.24)      $ (.20)

  Weighted average number of common
    shares outstanding                                 14,580        14,578




4. Contingencies:

In December 1995, a suit was filed against the Company alleging a breach of a letter agreement and seeking an amount in excess of $2,250 for a commission allegedly owed in connection with the merger with FII (Note 3). The Company denies that the claimant at any time was engaged in connection with the merger. The Company filed an answer in January 1996, denying that any commission is owed. This litigation is in the discovery process. While any litigation contains an element of uncertainty, management is of the opinion that the ultimate resolution of this matter should not have a material adverse effect upon results of operations, cash flows or financial position of the Company.

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


5. Income Taxes:

          The Company and its subsidiaries file a consolidated federal income tax return but generally file separate state income tax returns. As of December 31, 1995 the Company recorded a deferred tax asset of $7,508 and a corresponding valuation allowances of $ 6,948. The valuation allowances was not adjusted at March 31, 1996. SFAS No. 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized". The ultimate realization of this deferred tax asset depends on the ability to generate sufficient taxable income in the future. While management believes that the total deferred tax asset will be fully realized by future operating results, together with tax planning opportunities, the uncertainty relating to the future tax effects of the merger and a desire to be conservative make it appropriate to record a valuation allowance.

          At December 31, 1995, the Company's NOL carryforward for federal income tax purposes was approximately $21,800, expiring between 2001 and 2007. NOL's available for state income tax purposes are less than those for federal purposes and generally expire earlier. Limitations will apply to the use of NOL's in the event certain changes in Company ownership occur in the future.


6. Extraordinary Item:

          At March 31, 1996, the Company recorded an extraordinary loss of $310 relating to the early retirement of a $5,000 credit facility. The early retirement took place as a result of requirements in the merger agreement with FII (Note 3).

Item 2.
- -------

Managements' Discussion and Analysis of Results of Operations and
- -----------------------------------------------------------------
Financial Condition
- -------------------

Results of Operations:
- -----------------------

Three Months Ended March 31, 1996 compared to March 31, 1995

     Revenues STFI's revenues rose to a record $18.2 million in 1996 an increase of $5.3 million or 41.4% over 1995 revenues of $12.8 million. This increase occurred despite the loss of STC revenue as STC results were recorded per the equity method in 1996; STC accounted for $2.0 million of 1995 revenue. Shared Telecommunicatioms Service (STS) revenue increased $4.9 million or 85.9% and Telecommunications Sysytems (Systems) revenue increased $2.4 million or 8.4% in 1996 over 1995 levels. Approximately $6.9 million of the growth in revenue was attributable to the March 13, 1996 merger with Fairchild Industries Inc.
(FII). The remaining increase of approximately $0.5 million was generated through internal growth at existing and new locations.

     Gross margin Gross margin increased to 42.6% of revenues for 1996 from 39.6% for 1995, an increase of 3.0%. The change in gross margin is mainly the result of changes in sales mix and the merger with FII. The following table sets forth the components of the Company's overall gross margin (GM) for the three months ended March 31, 1996 as a factor of sales percentage and gross margin percentage per line of business: Overall Division Sales GM GM
- ---------------------------------------------------------------------------

    STS                     72.8%             51.4%              37.4%

    Systems                 27.2%             19.0%               5.2%

       Company Total       100.0%                                42.6%
                          ==============                      ===============

     As shown above, the 1996 gross margin was a mix of STS gross margin of 51.4% and Systems gross margin of 19.0%. In 1995 the Company's gross margin was a combination of STS gross margin of 43.2%, Systems gross margin of 21.3% and STC gross margin of 47.6.

     Selling,   general  and  administrative   expenses  Selling,   general  and
administrative expenses (SG&A) as a percentage of revenues increased to 37.3% for 1996 compared to 36.3% for 1995. SG&A increased slightly due to the
merger with  FII  which   resulted  in  an  increased   amount  of  goodwill
amortization.

     Operating income Operating income increased by $0.5 million to $1.0 million in 1996 from $0.5 million in 1995. The increase was mainly the result of the FII merger mentioned earlier.

     Interest expense Interest expense net of interest income increased by $1.1 million for the three months ended March 31, 1996 over the three months ended March 31, 1995. This is attributable to the addition of approximately $245 million in new debt on March 13, 1996.

     Extraordinary Item. In connection with the acquisition of FII the Company was required to repay all outstanding amounts on their existing credit facilty. This early repayment resulted in a loss of $0.3 million which was recorded as an extraordinary item for the three months ended March 31, 1996.

     Net income As a result of the factors listed above, a net loss for the three months ended March 31, 1996 of $1.6 million was recorded compared to net income of $0.3 million for the three months ended March 31, 1995.


     LIQUIDITY AND CAPITAL RESOURCES ------------------------------- Due to the merger with FII on March 13, 1996 and the associated borrowings of $245 million, the Company's liquity and capital resources were significantly changed. At March 31, 1996 the Company has $384 million in assets, $249 million in various long term debt and capital lease obligations and $45 million in newly issued preferred stock. The balance sheet at March 31, 1996 shows a working capital deficit of $17.5 compared to a deficit of $3.4 million at March 31, 1995. As of March 31, 1996 the Company has available for future borrowings approximately $13 million on a credit facility. Cash provided by operation was $1.5 million for the three months neded March 31, 1996 compared to $0.5 million for the three months ended March 31, 1995.

     The Company invested significant capital towards growth internally and through acquisition. $0.7 million was spent on equipment purchases, $0.2 million on subsidiaries, and $2.1 million to consumate the acquisition of FII during the three months ended March 31, 1996.

     Financing activities were focused primarily on raising capital to repay $223,500 million in various debt and preferred stock obtained from the merger with FII. The Company raised in the capital market approximately $115,000 through the issuance of 12 1/4% Senior Subordinated Notes Due 2006 and approximately $130,000 (of an available $145,000) in loans from a credit facility with financial institutions. In addition the Company paid $7.7 million in fees and costs to obtain this capital.

     Cash requirements for 1996 will be significant due to the acquisition of FII and associated new debt mentioned earlier. The Company anticipates repaying these borrowings and providing cash for operations and capital expenditures through cash from operations.


PART II.                                 OTHER INFORMATION

Item 6.                                  Exhibits and Reports on Form 8-K:

                                         (a)   Exhibits

                                               None

                                         (b)   Reports on Form 8-K

                                         On January 30, 1996 the Company filed
                                         a Form 8-K/A Amendment No. 2 in which
                                         the Company amended the filing
                                         regarding its acquisition of Road and
                                         Show East, Inc., Road and Show South,
                                         Ltd., and Road and Snow Pennsylvania,
                                         Inc.

                                         On January 30, 19965 the Company filed
                                         a Form 8-K/A Amendment No. 1, date of
                                         report June 19, 1995, in which, the
                                         Company amended its report regarding
                                         the acquisition of Cellular Hotline,
                                         Inc. by its majority owned subsidiary
                                         Shared Technologies Cellular, Inc

                                         On January 31, 1996 the Company filed
                                         a Form 8-K/A Amendment No. 4, date of
                                         report June 27, 1994, amending its
                                         report regarding its acquisition of
                                         Access telecommunication Group, L.P.

                                         On February 12, 1996 the Company filed
                                         a Form 8-K/A Amendment No. 2 in which
                                         the Company amended its information
                                         regarding the acquisition of PTC
                                         Cellular, Inc. by the Company's
                                         subsidiary Shared Technologies
                                         Cellular, Inc.

                                         On March 28, 1996 the Company filed a
                                         Form 8-K Items 2 and 7, date of report
                                         March 13, 1996, in which the Company
                                         announced its completed merger of
                                         Fairchild Industries Inc. into the
                                         Company with the surviving corporation
                                         being renamed Shared Technologies
                                         Fairchild Inc.

SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



SHARED TECHNOLOGIES FAIRCHILD INC.



By:      /s/ Vincent DiVincenzo
    ----------------------------
    Vincent DiVincenzo
    Senior Vice President-Finance
    and Administration, Treasurer,
    Chief Financial Officer



Date:  May 15, 1996