Form 10-Q/A
period 1996-03-31
SHARED TECHNOLOGIES FAIRCHILD COMMUNICATIONS CORP /CT
filed 1996-06-27
CIK 817632

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

            (860) 258-2400
            -----------------
            (Registrant's telephone number, including area code)





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

            Class                          Outstanding at May 15, 1996
            -------------                  ----------------------------
            Common Stock, $.004 par value      14,856,913 shares

            The purpose of this Amendment is to provide the Financial Data Schedule.



            SIGNATURE



                 Pursuant to the  requirements of the Securities
            Exchange Act of 1934,
                 the  Registrant  has duly  caused this report to be
            signed on its behalf by
                 the undersigned hereunto duly authorized.



            SHARED TECHNOLOGIES FAIRCHILD INC.



            By:      /s/ Vincent DiVincenzo
                ----------------------------
                Vincent DiVincenzo
                Senior Vice President-Finance
                and Administration, Treasurer,
                Chief Financial Officer








            Date:  June  26, 1996