Form 10-Q
period 1996-06-30
SHARED TECHNOLOGIES FARICHILD INC
filed 1996-08-21
CIK 817632

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
       OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1996

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-17366

                               SHARED TECHNOLOGIES FAIRCHILD INC.
                         (exact name of registrant as specified in its charter)

Delaware                                 87-0424558
(State or other jurisdiction of         (I.R.S. Employer
Incorporation or organization)           Identification No.)

                        100 Great Meadow Road, Suite 104
                             Wethersfield, CT 06109
                    (Address of principal executive offices)

                                                  (860) 258-2400
                       (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes _ X__         No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                   Outstanding at August 14, 1996
Common Stock, $.004 par value            15,058,466 shares

PART I               FINANCIAL INFORMATION                                PAGE


Item 1.              Financial Statements

                     Consolidated Balance
                     Sheets as of June 30,
                     1996 and December 31, 1995                           3-4
                     Consolidated Statements of
                     Operations for the six months
                     ended June 30, 1996 and 1995                       5

                     Consolidated Statements of
                     Operations for the three
                     months ended June 30,
                     1996 and 1995                                       6

                     Consolidated Statements of
                     Cash Flows for the six
                     months ended June 30,
                     1996 and 1995                                           7

                     Consolidated Statements of
                     Stockholders' Equity for
                     the six months ended
                     June 30, 1996                                        8

                   Notes to Consolidated
                    Financial Statements                                 9-11


Item 2               Management's Discussion and
                     Analysis of Results of
                     Operations and Financial
                     Condition                                           12-13

PART II              OTHER INFORMATION                                       14


                    Signature Page                                           15


Item 1.  Financial Statements

Shared Technologies Fairchild Inc.
Consolidated Balance Sheets
June 30, 1996 and December 31, 1995
(In thousands except per share data)
(unaudited)

                                 June 30, 1996              December 31, 1995
ASSETS
CURRENT ASSETS:


Cash                                $   830                          $    476

Accounts receivable, less allowance
 for doubtful accounts of $796
 in 1996 and $410 in 1995           34,707                              9,855
Advances to subsidiary                 867                               985
Inventories                          1,262                                 -
Other current assets                2,416                               754
                                    -----                               ---
             Total current assets  40,082                            12,070
                                   ------                            ------

Equipment:
     Property & Equipment           90,191                            34,953
     Accumulated depreciation     (22,984)                         (18,305)
                                  --------                         --------
                                                                                67,207                           16,648
                                                                                ------                           ------


Other Assets:
Investment in subsidiaries         493                             1,581
Intangible assets               271,618                            11,543
Deferred income taxes              560                               560
Other                              468                               461
                                   ---                               ---
                                                                               273,139                            14,145
                                                                                                             -----------


                 Total assets   $     380,428                  $         42,863
The accompanying notes are an integral part of these financial statements.

Shared Technologies Fairchild Inc.
Consolidated Balance Sheets
June 30, 1996 and December 31, 1995
(In thousands except per share data)
(unaudited)


                                            June 30,          December 31, 1995
                                              1996

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:

  Current portion of long term debt and capital
    lease obligations                    $   21,226              $      2,870
  Accounts payable                           22,144              9,035
  Accrued expenses                           10,422              2,221
  Advanced billings                          6,674              1,337
                                             -----              -----
 Total current liabilities                  60,466             15,463
                                            ------             ------



  Long-Term Debt and Capital Lease Obligations
    less current portion                   228,379              4,128
                                           -------              -----


Redeemable Put Warrant                       452                428
                                             ---                ---

Convertible preferred stock, $.01 par value,
  authorized 250 shares, outstanding 250 shares
   in 1996 and no shares in 1995            25,000                  -
                                            ------        ----      -

Special preferred stock, $.01 par value,
  authorized 200 shares, outstanding 200 shares in 1996 and no shares in
1995                                        20,000                  -

STOCKHOLDERS'  EQUITY:

 Preferred Stock, $.01 par value, authorized 25,000 shares:
Series C, outstanding 428 shares in 1996 and
  907 shares in 1995                         4                  9
  Series D, outstanding 457 shares in 1996 and
  1995                                       5                  5
 Common Stock; $.004 par value, 50,000 shares
  authorized, outstanding 15,055 shares in 1996
  and 8,506 shares in 1995                   60                 34
Additional paid-in capital                72,860             44,777
Accumulated deficit                      (26,798)           (21,981)
                                         --------           --------
     Total stockholders' equity           46,131             22,844
                                          ------             ------

Total liabilities and stockholders' equity $380,428 $42,863 The accompanying notes are an integral part of these financial statements.



Shared Technologies Fairchild Inc.
Consolidated Statements of Operations
(In thousands except per share data)
For the Six Months Ended June 30, 1996 and 1995
(unaudited)
                                    June 30, 1996                 June 30, 1995
Revenue:
  Shared telecommunications services  $       41,926                 $17,070
  Telecommunications systems                  21,846                   5,350
  Cellular services                               -                    5,290
                                                  -                    -----

     Total revenue                           63,772                   27,710
                                             ------                   ------

Cost of revenue:
  Shared telecommunications services         21,090                   9,580
  Telecommunications systems                 13,718                   4,250
  Cellular services                              -                    3,079
                                                 -                    -----

     Total cost of revenue                   34,808                     16,909
                                             ------                     ------

Gross Margin                                                                       28,964                      10,801
                                                                                   ------                      ------
 Selling, general & administrative
Expenses                                                                           22,856                      10,094
                                                                                   ------                      ------

Operating Income                                                                    6,108                         707

Other income (expense):
Gain on sale of subsidiary stock                                                        -                       1,375
Equity in loss of subsidiary                                                      (1,699)                           -
Net interest expense                                                              (8,251)                       (259)
Minority interest in net (income) loss of subsidiaries
                                                                                        -                          89
                                                                                        -                          --
                                                                                  (9,950)                       1,205
                                                                                  -------                       -----

Income (loss) before income taxes and extraordinary item
                                                                                  (3,842)                       1,912
Income tax                                                                           (40)                        (30)
                                                                                     ----                        ----
Income (loss) before extraordinary item                                           (3,882)                       1,882
Extraordinary item, loss on early retirement of debt
                                                                                    (310)                           -
                                                                                    -----                           -
Net income (loss)                                                                 (4,192)                       1,882
Preferred stock dividends                                                           (601)                       (199)
                                                                                    -----                       -----

Net Income (loss) applicable to common stock                               $      (4,793)            $          1,683
                                                                           ==============            ================

Income (loss) per common share

Income (loss) before extraordinary item                                    $       (0.37)           $            0.19
Extraordinary item                                                               (0.02)                             -
                                                                    --------     --------                           -
Net income (loss)                                                           $      (0.39)           $            0.19
                                                                            =============           =================

Weighted average shares outstanding                                                12,433                       8,772
                                                                                   ======                       =====

                          The  accompanying  notes are an integral part of these
financial statements.

Shared Technologies Fairchild Inc.
Consolidated Statements of Operations
For the Three Months Ended June 30, 1996 and 1995 (In thousands except per share data) (unaudited)
                                                                    June 30, 1996                 June 30, 1995
Revenue:
  Shared telecommunications services                                        $    28,696                    $    8,736
  Telecommunications systems                                                     16,894                         2,867
  Cellular services                                                                   -                         3,263
                                                                                      -                         -----

     Total revenue                                                               45,590                        14,866
                                                                                 ------                        ------

Cost of revenue:
  Shared telecommunications services                                             14,664                         4,850
  Telecommunications systems                                                      9,707                         2,295
  Cellular services                                                                   -                         2,011
                                                                                      -                         -----

     Total cost of revenue                                                       24,371                        9,156
                                                                                 ------                        -----

Gross margin                                                                     21,219                         5,710
                                                                                 ------                         -----
Selling, general & administrative
  Expenses                                                                       16,073                         5,437
                                                                                 ------                         -----

Operating income                                                                  5,146                           273

Other income (expense):
Gain on sale of subsidiary stock                                                      -                         1,375
Equity in loss of subsidiary                                                      (741)                             -
Net interest expense                                                            (6,992)                         (114)
Minority interest in net (income) loss of subsidiaries
                                                                                      -                            78
                                                                                      -                            --
                                                                                (7,733)                         1,339
                                                                                -------                         -----

Income (loss) before income taxes                                               (2,587)                         1,612
Income tax                                                                         (19)                          (15)
                                                                                   ----                          ----
Net income (loss)                                                               (2,606)                         1,597
Preferred stock dividends                                                         (515)                          (99)
                                                                                  -----                          ----

Net income (loss) applicable to common stock                               $    (3,121)            $            1,498
                                                                           ============            ==================

Income (loss) per common share:
Net Income (loss)                                                          $     (0.21)                         $0.17
                                                                           ============                         =====

Weighted average shares outstanding                                              14,900                         8,831
                                                                                 ======                         =====

                          The  accompanying  notes are an integral part of these
financial statements.

Shared Technologies Fairchild Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended
June 30, 1996 and 1995
(In thousands except per share data)
(unaudited)

                                                                                June 30, 1996          June 30, 1995
                                                                         --------------------------------------------
Cash flows from operating activities:
  Net Income, (loss)                                                                 $(4,192)                 $1,882
  Adjustments:
       Gain on sale of subsidiary stock                                                     -                (1,375)
        Depreciation & amortization                                                     7,042                  2,072
        Loss on early retirement of debt                                                  310                      -
        Accretion on 12 1/4% bonds                                                      4,227                      -
        Provision for doubtful accounts                                                    25                      -
        Equity in loss of subsidiary                                                    1,699                      -
        Amortization of discount on note                                                   14                      -
        Minority interest in net income of
        subsidiaries                                                                        -                   (89)
        Change in assets and liabilities:
           Accounts receivable                                                            149                (1,665)
           Other current assets                                                         (352)                  (370)
           Other assets                                                                 1,158                  (129)
           Accounts payable                                                             1,532                    623
           Accrued expenses                                                             1,220                   (89)
           Advanced billings                                                            (765)                   (24)
                                                                         --------------------------------------------
  Net cash provided by operating activities                                            12,067                    836
                                                                         --------------------------------------------

Cash flows from investing activities:
   Acquisitions (net of cash acquired)                                                (3,766)                (2,592)
   Cash purchases of equipment                                                        (3,931)                (1,849)
   Investment in subsidiaries                                                           (493)                      -
                                                                         --------------------------------------------
                                                                         --------------------------------------------
  Net cash used in investing activities                                               (8,190)                (4,441)
                                                                         --------------------------------------------

Cash flows from financing activities:
   Preferred stock dividends                                                            (601)                  (199)
   Net proceeds from sale of subsidiary stock                                               -                  3,149
   Proceeds from borrowings                                                           244,999                  2,294
   Repayments of notes payable, long-term debt
     and capital lease obligations                                                  (190,016)                (1,195)
   Payments to affiliate                                                              (8,407)                      -
   Deferred finance costs                                                             (9,271)                      -
   Repayment of FII preferred stock                                                  (40,581)                      -
   Proceeds from issuance of common stock                                                 354                  1,163
                                                                         --------------------------------------------
  Net cash provided by (used in) financing                                            (3,523)                  5,212
  activities
                                                                         --------------------------------------------

Net increase (decrease) in cash                                                           354                  1,607

Cash, Beginning of Period                                                                 476                    172
                                                                         --------------------------------------------
Cash, End of Period                                                                      $830                 $1,779
                                                                         ============================================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
     Interest                                                                          $2,419                   $280
     Income taxes                                                                          45                     56

Supplemental Disclosures of Noncash Investing and Financing Activities:
  Obligations to issue common stock in
  connection with acquisitions                                                             $-                 $1,806
  Issuance of common stock to acquire FII                                              27,750                      -
  Issuance of preferred stock to acquire FII                                           45,000                      -
  Dividend accretion on redeemable put warrant                                             24                     22

Shared Technologies Fairchild Inc.
Consolidated  Statement  of  Stockholders'  Equity For the period ended June 30,
1996 (in thousands) (unaudited)
                                                            Series C                             Series D
                                                        Preferred Stock                      Preferred Stock
                                                      Shares         Amount           Shares                Amount
Balance, January 1, 1996                                  907            $ 9               457                 $  5

Preferred stock dividends

Dividend accretion of
  redeemable put warrant

Issuance of Common Stock

Conversions of Preferred Stock                          (479)            (5)

Exercise of common stock
  options and warrants


Net income

Balance, June 30, 1996                                    428            $ 4               457                  $ 5

The accompanying notes are an integral part of these financial statements.

Shared Technologies Fairchild Inc.
Consolidated  Statement  of  Stockholders'  Equity For the period ended June 30,
1996 (in thousands) (unaudited)
                                                                                                   Additional
                                                               Common Stock                          Paid-in
                                                        Shares               Amount                  Capital

Balance, January 1, 1996                                  8,506                 $ 34                 $ 44,777

Preferred stock dividends

Dividend accretion of
  redeemable put warrant

Issuance of Common Stock                                  6,000                   24                   27,726

Conversions of Preferred Stock                              426                    2                        3

Exercise of common stock                                    123                    -                      354
  options and warrants

Net income

Balance, June 30, 1996                                   15,055                 $ 60                  $72,860

                      The accompanying notes are an integral part of these financial statements.



Shared Technologies Fairchild Inc.
Consolidated  Statement  of  Stockholders'  Equity For the period ended June 30,
1996 (in thousands) (unaudited)

                                                        Accumulated              Total Stockholders'
                                                          Deficit                      Equity

Balance, January 1, 1996                                $(21,981)                      $ 22,844

Preferred stock dividends                                   (601)                         (601)

Dividend accretion of redeemable put warrant                 (24)                          (24)

Issuance of Common Stock                                                                 27,750

Conversions of Preferred Stock                                                                -

Exercise of common stock options and warrants                                               354


Net loss                                                  (4,192)                       (4,192)

Balance, June 30, 1996                                 $ (26,798)                      $ 46,131

The accompanying notes are an integral part of these financial statements.


==========================================
Shared Technologies Fairchild Inc.
=========================================================
Notes to Consolidated Financial Statements June 30, 1996 (In thousands except for per share data) (Unaudited)


     1. Basis of Presentation: ------------------------- The consolidated financial statements included herein have been prepared by Shared Technologies
Fairchild Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's December 31, 1995 report on Form 10-K. Certain reclassifications to prior year financial statements were made in order to conform to the 1996 presentation.

2. Investment in Unconsolidated Subsidiary

     The Company's investment in its Unconsolidated subsidiary, Shared Technologies Cellular, Inc. (STC), is accounted for under the equity method. Prior to December 1995, the majority owned subsidiary was included on a consolidated basis. During December 1995, STC issued approximately $3,000 in voting preferred stock to third parties. Although the Company's ownership percentage of approximately 58% did not change, the voting rights assigned to the preferred stock reduced the Company's voting interest in STC, resulting in the Company's loss of voting control of STC. Accordingly, STC has been accounted for on the equity method for 1996. At June 30, 1996 the Company had an ownership interest of approximately 40% in STC. Summarized balance sheet and statement of operations information for STC as of, and for the three and six months ended, June 30, 1996 is as follows:

                    Summarized Balance Sheet
Current assets                               $   2,492
Property and equipment, net                      3,408
Other assets                                     9,779
Total assets                                 $  15,679

Current liabilities                          $  10,970
Note payable                                     1,678
Total liabilities                               12,648
Stockholders' equity                             3,031
Total liabilities and stockholders' equity   $  15,679


 Summarized Statement of Operations       Three           Six
                                       months ended  months ended
  Revenues                          $       5,068       9,374
  Gross margin                              1,852       3,381
  Operating loss                           (1,308)     (2,895)
  Net loss                                 (1,377)     (3,025)


     The Company has recently reached an agreement with STC to purchase $2,500 in STC preferred stock. This investment will be financed through the conversion of existing advances owed by STC to the Company in the amount of $1,200 and cash of $1,300.

3. Acquisitions:

     On June 30, 1995, the Company purchased all of the outstanding capital stock of Office Telephone Management("OTM"). OTM provides shared telecommunication services primarily to businesses located in executive office suites. The purchase price was $2,135 of which $1,335 was paid in cash and the balance through the issuance of an $800 note, (discounted at 8.59%) payable through June 30, 2005. The excess of cost over fair value of the net assets was recorded as goodwill.

     On March 13, 1996, the Company's stockholders approved and the Company consummated its merger with Fairchild Industries, Inc.("FII"), following a reorganization transferring all non-communication assets to its parent, RHI Holding, Inc. ("RHI"). The Company changed its name to Shared Technologies Fairchild Inc.("STFI"). Pursuant to the merger agreement, STFI issued to RHI, 6,000 shares of common stock, 250 shares of convertible preferred stock with a $25,000 liquidation preference and 20 shares of special preferred stock with a $20,000 initial liquidation preference. In addition the Company raised in the capital market approximately $111,000 after offering expenses, through the issuance of 12 1/4% Senior Subordinated Notes Due 2006 and approximately
$125,000 (of an available $145,000) in loans from a credit facility with financial institutions. The funds were used primarily for the retirement of certain liabilities assumed from FII in connection with the merger, and the retirement of the Company's existing credit facility. In connection with the merger, the Company entered into two year employment agreements with key employees for annual compensation aggregating $1,250, and adopted the 1996 Equity Incentive Plan. The merger was accounted for using the purchase method of accounting. The total purchase consideration of approximately $78,067 was allocated to the net tangible and intangible assets of FII based upon their respective fair market values. The allocation of the aggregate purchase price included in the following pro forma financial statements is preliminary, and does not reflect the immediate retirement of FII long-term debt, FII Series A Preferred Stock, and FII Series C Preferred Stock. Allocation of purchase price:

Assets
  Cash                               $    1,551
  Accounts receivable                    22,435
  Other current assets                    2,572
  Equipment                              51,532
  Goodwill                              254,215
  Total Assets                          332,305
Liabilities and stockholders' equity
  Capital lease obligations         $      (262)
  Accounts payable                      (13,474)
  Accrued expenses                       (8,595)
  Due to affiliated company               (8,407)
  Long term debt                       (182,919)
  FII preferred stock                   (40,581)
  Net purchase price                $    78,067

     The following unaudited pro forma statements of operations for the six months ended June 30, 1996 and 1995 give effect to the above acquisitions and the change in reporting of STC to the equity method (Note 2) and the pro forma effect of STC acquisitions, as if they occurred on January 1 in each year:

                                       1996      1995

Revenues                        $    91,055      $  87,426
Cost of revenues                     46,524         48,181
  Gross margin                       44,532         39,246
  Selling, general and
  administrative expenses            34,404        29,724
  Operating income                   10,128         9,522
  Equity in loss of subsidiary       (1,699)         (502)
  Interest expense, net             (13,594)       (13,232)
  Loss before income tax expense
   and extraordinary item            (5,165)      (2,837)
  Income taxes                           (5)          (5)
  Extraordinary item, loss on early
   retirement of debt                  (357)        (450)
  Net Loss                           (5,527)      (3,292)
  Preferred stock dividends          (1,162)      (1,949)
  Loss applicable to common stock  $ (6,689)   $  (5,241)

  Net loss per common share        $   (.45)      $ (.39)

  Weighted average number of common
    shares outstanding               14,741        13,567




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


5. Income Taxes:

     The Company and its subsidiaries file a consolidated federal income tax return but generally file separate state income tax returns. As of June 30, 1996 the Company recorded a deferred tax asset of $7,508 and a corresponding valuation allowances of $ 6,948. SFAS No. 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized". The ultimate realization of this deferred tax asset depends on the ability to generate sufficient taxable income in the future. While management believes that the total deferred tax asset will be fully realized by future operating results, together with tax planning opportunities, the uncertainty relating to the future tax effects of the merger and a desire to be conservative make it appropriate to record a valuation allowance.

     At June 30, 1996, the Company's NOL carryforward for federal income tax purposes was approximately $57,000, expiring between 2001 and 2007. NOL's available for state income tax purposes are less than those for federal purposes and generally expire earlier. Limitations apply to the use of NOL's due to changes in Company ownership which occured in the merger with FII.


6. Extraordinary Item:

     At June 30, 1996, the Company recorded an extraordinary loss of $310 relating to the early retirement of a $5,000 credit facility. The early retirement took place as a result of requirements in the merger agreement with FII (Note 3).


7.  Consolidating Financial Statements (unaudited):

     The following unaudited statements separately show Shared Technologies Fairchild Inc. and the subsidiaries of Shared Technologies Fairchild Inc.

                Consolidating Balance Sheets as of June 30, 1996
                                               BTC          MTS         OTM         STI Int'l            STFTI
                                         ------------------------------------------------------------------------------
Assets
       Current Assets:
       Cash                               $    6          $    3     $   -        $       -        $       377
                                                                                                                31,560
       Accounts receivable                           419      2,178            -                -
       Advances to subsidiaries
                                                       -          -            -                -                    -
                                                                                                                 1,262
       Inventories                                     -          -            -                -
       Other current assets                                                                                      2,291
                                                      13        112            -                -
                                         ------------------------------------------------------------------------------
       Total current assets                                                                                     35,490
                                                     438      2,293            -                -
                                         ------------------------------------------------------------------------------


       Equipment:
                                                                                                                74,568
       Property & Equipment                        5,333     10,290            -                -
       Accumulated depreciation                                                                               (13,858)
                                                 (3,214)    (5,912)            -                -
                                         ------------------------------------------------------------------------------
                                                                                                                60,710
                                                   2,119      4,378            -                -
                                         ------------------------------------------------------------------------------

       Other Assets:
       Investments in subsidiaries
                                                       -          -            -              215                    -
                                                                                                               271,618
       Intangible assets                               -          -            -                -
                                                                                                                   560
       Deferred income taxes                           -          -            -                -
                                                                                                                   468
       Other                                           -          -            -                -
                                         ------------------------------------------------------------------------------
                                                                                                               272,646
                                                       -          -            -              215
                                         ------------------------------------------------------------------------------

                                                                                                               368,846
       Total assets                                2,557      6,671            -              215
                                         ==============================================================================

Liabilities and Stockholders' Equity
       Current Liabilities:
       Current portion of long term
       debt and
       capital lease obligations
                                                       -          -            -                -                    -
                                                                                                                21,084
       Accounts payable                              195        865            -                -
                                                                                                                 9,785
       Accrued expenses                               10        159            -                -
                                                                                                                67,889
       Due to affiliate                            1,688      3,290          168              215
                                                                                                                 6,155
       Advanced billings                              81        438            -                -
                                         ------------------------------------------------------------------------------
       Total current liabilities                                                                               104,913
                                                   1,974      4,752          168              215
                                         ------------------------------------------------------------------------------

       Long-term debt, less current
       portion                                         -          -            -                -                    -
                                         ------------------------------------------------------------------------------


       Redeemable put warrant                          -          -            -                -                    -
                                         ------------------------------------------------------------------------------

       Convertible preferred stock
                                                       -          -            -                -                    -
                                         ------------------------------------------------------------------------------

       Special preferred stock
                                                       -          -            -                -                    -
                                         ------------------------------------------------------------------------------

       Stockholders' equity:
       Preferred stock series C
                                                       -          -            -                -                    -
       Preferred stock series D
                                                       -          -            -                -                    -

       Common stock                                    -          -            -                -                    -
       Additional paid-in capital
                                                       -          -            -                -                    -
                                                                                                               263,933
       Accumulated deficit                           583      1,919        (168)                -
                                         ------------------------------------------------------------------------------
       Total stockholders' equity                                                                              263,933
                                                     583      1,919        (168)                -
                                         ------------------------------------------------------------------------------

       Total liabilities and                                                                                   368,846
       stockholders' equity                        2,557      6,671            -              215
                                         ==============================================================================



                                                                           Eliminating       Consolidated
                                                  STFCC        STFI          Entries             STFI
                                              ----------------------------------------------------------------
Assets
    Current Assets:
     Cash                                            $    -     $   444         $       -         $       830
                                                                                                       34,707
     Accounts receivable                                  -         550                 -

     Advances to subsidiaries                             -      74,117          (73,250)                 867
                                                                                                        1,262
     Inventories                                          -           -                 -
                                                                                                        2,416
     Other current assets                                 -           -                 -
                                              ----------------------------------------------------------------
                                                                                                       40,082
     Total current assets                                 -      75,111          (73,250)
                                              ----------------------------------------------------------------


    Equipment:
                                                                                                       90,191
     Property & Equipment                                 -           -                 -
                                                                                                     (22,984)
     Accumulated depreciation                             -           -                 -
                                              ----------------------------------------------------------------
                                                                                                       67,207
                                                          -           -                 -
                                              ----------------------------------------------------------------

    Other Assets:
                                                                                (282,929)
    Investments in subsidiaries                     266,267      16,940                                   493
                                                                                                      271,618
    Intangible assets                                     -           -                 -

     Deferred income taxes                                -           -                 -                 560

     Other                                                -           -                 -                 468
                                              ----------------------------------------------------------------
                                                                                (282,929)             273,139
                                                    266,267      16,940
                                              ----------------------------------------------------------------

                                                                                (356,179)             380,428
    Total assets                                    266,267      92,051
                                              ================================================================

Liabilities and Stockholders' Equity

    Current Liabilities:
    Current portion of long term debt and
    capital
    lease  obligations                               21,226           -                 -              21,226
                                                                                                       22,144
     Accounts payable                                     -           -                 -
                                                                                                       10,422
     Accrued expenses                                     -         468                 -

     Due to affiliate                                     -           -          (73,250)                   -
                                                                                                        6,674
     Advanced billings                                    -           -                 -
                                              ----------------------------------------------------------------
                                                                                                       60,466
    Total current liabilities                        21,226         468          (73,250)
                                              ----------------------------------------------------------------

    Long-term debt, less current portion                                                              228,379
                                                    228,379           -                 -
                                              ----------------------------------------------------------------


    Redeemable put warrant                                -         452                 -                 452
                                              ----------------------------------------------------------------

                                                                                                       25,000
    Convertible preferred stock                           -      25,000                 -
                                              ----------------------------------------------------------------

                                                                                                       20,000
    Special preferred stock                               -      20,000                 -
                                              ----------------------------------------------------------------

    Stockholders' equity:

     Preferred stock series C                             -           4                 -                   4

     Preferred stock series D                             -           5                 -                   5

     Common stock                                         -          60                 -                  60
                                                                                                       72,860
     Additional paid-in capital                           -      72,860                 -
                                                                                (282,929)            (26,798)
     Accumulated deficit                             16,662    (26,798)
                                              ----------------------------------------------------------------
                                                                                (282,929)              46,131
     Total stockholders' equity                      16,662      46,131
                                              ----------------------------------------------------------------

     Total liabilities and                                                      (356,179)             380,428
     stockholders' equity                           266,267      92,051
                                              ================================================================


Consolidating Statements of Operations for the Six Months Ended June 30, 1996

                                                BTC        MTS       OTM         STI Int'l          STFTI
                                           --------------------------------------------------------------------

 Revenue                                          3,455    7,861         888                -           51,068

 Cost of Revenue                                  2,013    4,063         738                -           27,994
                                           --------------------------------------------------------------------

                                                           3,798         150                -
 Gross margin                                     1,442                                                 23,074
                                           --------------------------------------------------------------------


 Selling, general &                                                                         -
 administrative expenses                            859    1,879         318                            19,800
                                           --------------------------------------------------------------------

                                                           1,919       (168)                -
 Operating Income                                   583                                                  3,274

 Other income (expense):
                                                      -                                     -                -
 Equity in loss of subsidiary                                  -           -
 Net interest expense                                                                                  (8,251)
                                           --------------------------------------------------------------------
                                                      -                                     -          (8,251)
                                                               -           -
                                           --------------------------------------------------------------------
 Income (loss) before income
 taxes and extraordinary item                       583    1,919       (168)                -          (4,977)
                                                      -                                     -
 Income tax                                                    -           -                              (40)
                                           --------------------------------------------------------------------
 Income (loss) before                                      1,919       (168)                -
 extraordinary item                                 583                                                (5,017)
 Extraordinary item, loss on                                                                -            (310)
  early retirement of debt                            -        -           -
                                           --------------------------------------------------------------------
 Net income (loss)                                  583    1,919       (168)                -          (5,327)
 Preferred stock dividends                            -        -           -                -                -
                                           --------------------------------------------------------------------

 Net income (loss) applicable to common                                                     -          (5,327)
 stock                                              583    1,919       (168)
                                           ====================================================================



Consolidating Statements of Operations for the Six Months
Ended June 30, 1996
                                                                                          Consolidated
                                                                      Eliminating
                                           STFCC        STFI            Entries               STFI
                                        ------------------------------------------------------------------

                                                             500                     -
Revenue                                           -                                                63,772

                                                                                     -
Cost of Revenue                                   -            -                                   34,808
                                        ------------------------------------------------------------------

                                                             500                     -
Gross margin                                      -                                                28,964
                                        ------------------------------------------------------------------


Selling, general &                                                                   -
administrative expenses                           -            -                                   22,856
                                        ------------------------------------------------------------------

                                                             500                     -              6,108
Operating Income                                  -

Other income (expense):
Equity in loss of    subsidiary             (2,993)      (4,692)                 5,986            (1,699)
                                                                                     -            (8,251)
Net interest expense                              -            -
                                        ------------------------------------------------------------------
                                            (2,993)      (4,692)                                  (9,950)
                                                                                 5,986
                                        ------------------------------------------------------------------
Income (loss) before income
taxes and extraordinary item                (2,993)      (4,192)                                  (3,842)
                                                                                 5,986
Income tax                                                                           -               (40)
                                                  -            -
                                        ------------------------------------------------------------------
Income (loss) before                        (2,993)      (4,192)                                  (3,882)
extraordinary item                                                               5,986
Extraordinary item, loss on                                                          -
 early retirement of debt                         -            -                                    (310)
                                        ------------------------------------------------------------------
                                            (2,993)      (4,192)                                  (4,192)
Net income (loss)                                                                5,986
Preferred stock dividends                                  (601)                     -              (601)
                                                  -
                                        ------------------------------------------------------------------

Net income (loss) applicable to
common stock
                                            (2,993)      (4,793)                 5,986            (4,793)
                                        ==================================================================




Item 2.
- -------

Management's Discussion and Analysis of Results of Operations and
- -----------------------------------------------------------------
Financial Condition
- -------------------

Results of Operations:
- -----------------------
Six Months Ended June 30, 1996 compared to June 30, 1995

     Revenues STFI's revenues rose to a record $63.8 million in 1996 an increase of 130.3% over 1995 revenues of $27.7 million.  This increase occurred mainly as a result of the March 13, 1996 merger with Fairchild  Industries  Inc.  ("FII").
Shared  Telecommunications  Service ("STS")  revenue  increased $24.8 million or
145.0%  and  Telecommunications  Systems  ("Systems")  revenue  increased  $16.6 million or 313.2%.

     Gross margin Gross margin increased to 45.4% of revenues for 1996 from 39.0% for 1995, an increase of 6.4%. The change in gross margin is mainly the result of changes in sales mix. The following table sets forth the components of the Company's overall gross margin ("GM") for the six months ended June 30, 1996 as a factor of sales percentage and gross margin percentage per line of business:

                                                                                Overall
Division                              Sales                  GM                   GM
- -----------------------------------------------------------------------------------------------

STS                                           65.7%                49.6%                 32.6%

Systems                                       34.3%                37.4%                 12.8%
                                              -----                -----                 -----

   Company Total                             100.0%                                      45.4%
                              ======================                     ======================

     As shown above, the 1996 gross margin was a mix of STS gross margin of 49.6% and Systems gross margin of 37.4%. In 1995 the Company's gross margin was a combination of STS gross margin of 43.9%, Systems gross margin of 20.8% and Cellular Services ("STC") gross margin of 41.5%. Changes in gross margin for STS and Systems year to year were mainly the result of the acquisition of FII.

     Selling,   general  and  administrative   expenses  Selling,   general  and
administrative  expenses ("SG&A") as a percentage of revenues decreased to 35.9%
for 1996 compared to 36.5% for 1995.  SG&A  improved  slightly due to the merger with FII  which  resulted  in  certain  synergies.  This was  largely  offset by increased goodwill amortization expense.

     Operating income Operating income increased to $6.1 million in 1996 from $0.7 million in 1995. The increase was mainly the result of the FII acquisition mentioned earlier.

     Interest expense Interest expense net of interest income increased by $8.0 million for the six months ended June 30, 1996 over the six months ended June
30, 1995. This is attributable to the addition of approximately $245 million in new debt on March 13, 1996.

     Extraordinary Item. In connection with the acquisition of FII the Company was required to repay all outstanding amounts on their existing credit facility.
This early repayment resulted in a loss of $0.3 million which was recorded as an extraordinary item for the three months ended June 30, 1996.

     Net income As a result of the factors listed above, a net loss for the six months ended June 30, 1996 of $4.2 million was recorded compared to net income of $1.9 million for the six months ended June 30, 1995.

Three Months Ended June 30, 1996 compared to June 30, 1995

     Revenues STFI's revenues rose to a record $45.6 million in 1996 an increase of 206.0% over 1995  revenues of $14.9  million.  STS  revenue  increased  $20.0 million or 229.9% and Systems  revenue  increased  $14.0 million or 482.8%.  The majority of the increase was  attributable to the March 13, 1996  acquisition of
FII.

     Gross margin Gross margin increased to 46.5% of revenues for 1996 from 38.3% for 1995, an increase of 8.2%. The change in gross margin is mainly the result of changes in sales mix. The following table sets forth the components of the Company's overall gross margin ("GM") for the three months ended June 30, 1996 as a factor of sales percentage and gross margin percentage per line of business:

                                                                                   Overall
Division                                               Sales           GM             GM
- -----------------------------------------------------------------------------------------------

STS                                                         62.9%         48.8%          30.7%

Systems                                                     37.1%         42.6%          15.8%
                                                            -----         -----          -----

   Company Total                                           100.0%                        46.5%
                                                   ===============              ===============

     As shown above, the 1996 gross margin was a mix of STS gross margin of 48.8% and Systems gross margin of 42.6%. In 1995 the Company's gross margin was a combination of STS gross margin of 43.7%, Systems gross margin of 19.5% and STC gross margin of 39.4%.

     Selling, general and administrative expenses SG&A as a percentage of revenues decreased to 35.3% for 1996 compared to 36.2% for 1995. SG&A improved slightly due to the merger with FII which resulted in certain synergies. This was largely offset by increased goodwill amortization expense.

     Operating income Operating income increased to 5.1 million in 1996 from $0.3 million in 1995. The increase was mainly the result of the FII acquisition mentioned earlier.

     Interest  expense Interest expense net of interest income increased by $6.8 million for the three  months  ended June 30, 1996 over the three  months  ended
June 30,  1995.  This is  attributable  to the  addition of  approximately  $245 million in new debt on March 13, 1996.


     Net income As a result of the factors listed above, a net loss for the three months ended June 30, 1996 of $2.6 million was recorded compared to net income of $1.6 million for the three months ended June 30, 1995.

     LIQUIDITY AND CAPITAL RESOURCES ------------------------------- Due to the acquisition of FII on March 13, 1996 and the associated borrowings of $245 million, the Company's liquidity and capital resources were significantly changed. At June 30, 1996 the Company had $380 million in assets, $250 million in various long term debt and capital lease obligations and $45 million in new preferred stock. The balance sheet at June 30, 1996 shows a working capital deficit of $20.4 million compared to a deficit of $1.5 million at June 30, 1995.
The Company has available for future borrowings approximately $13 million on a credit facility at June 30, 1996. Cash provided by operations was $12.1 million for the six months ended June 30, 1996 compared to $0.8 million for the six months ended June 30, 1995.

     The Company invested significant capital towards growth internally and through acquisition. $3.9 million was spent on equipment purchases, $0.5 million on subsidiaries, and $3.8 million to consummate the merger with FII during the six months ended June 30, 1996.

     Financing  activities  were focused  primarily on raising  capital to repay
$223,500 million in various debt and preferred stock obtained in the merger with FII. The Company raised in the capital market approximately $115,000, through the issuance of 12 1/4% Senior Subordinated Notes Due 2006 and approximately
$130,000 (of an available $145,000) in loans from a credit facility with financial institutions. In addition the Company paid $9.3 million in fees and costs to obtain this capital. $8.4 million was paid to an affiliate related to the merger with FII.

     Cash requirements for 1996 will be significant due to the new debt mentioned earlier. The Company anticipates repaying these borrowings and providing cash for capital expenditures with cash from operations. The Company does not anticipate the need to utilize the available credit facility for the remainder of 1996.




PART II.           OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K:
                    (a)   Exhibits
                          None
                    (b)   Reports on Form 8-K

==========================================

===============================================================


                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    SHARED TECHNOLOGIES FAIRCHILD INC.


                                    By:     /s/ Vincent DiVincenzo
                                      Vincent DiVincenzo
                                      Senior Vice President-Finance
                          and Administration, Treasurer,
                          Chief Financial Officer

Date:  August 14, 1996
