Form 10-Q
period 1996-09-30
SHARED TECHNOLOGIES FARICHILD INC
filed 1996-11-15
CIK 817632

Form 10-Q

     SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
       OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For Quarterly Period Ended September 30, 1996

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

Class Outstanding at November 14, 1996
Common Stock, $.004 par value 15,103,427 shares

PART I FINANCIAL INFORMATION PAGE


Item 1. Financial Statements

Consolidated Balance
Sheets as of September 30,
1996 and December 31, 1995                         3-4

Consolidated Statements of
Operations for the nine months
ended September 30, 1996 and 1995               5

Consolidated Statements of
Operations for the three
months ended September 30,
1996 and 1995                                    6

Consolidated Statements of
Cash Flows for the nine
months ended September 30,
1996 and 1995                                    7

Consolidated Statements of
Stockholders' Equity for
the nine months ended
September 30, 1996                                8

Notes to Consolidated
Financial Statements                             9-11


Item 2 Management's Discussion and
Analysis of Results of
Operations and Financial
Condition                                         12-13

PART II OTHER INFORMATION                         14


Signature Page                                    15

Item 1.  Financial Statements

Shared Technologies Fairchild Inc.
Consolidated Balance Sheets
September 30, 1996 and December 31, 1995
(In thousands except per share data)
(unaudited)

                                     September 30, 1996       December 31, 1995
ASSETS
CURRENT ASSETS:


Cash                                 $      545                $    476

Accounts receivable, less allowance
 for doubtful accounts of $637
 in 1996 and $410 in 1995                35,277                   9,855
Advances to subsidiary                       56                     985
Inventories                               1,755                       -
Other current assets                      1,666                     754
             Total current assets        39,299                  12,070

Equipment:
     Property & Equipment                93,816                  34,953
     Accumulated depreciation           (25,789)               (18,305)
                                         68,027                  16,648


Other Assets:
Investment in subsidiaries                2,325                   1,581
Intangible assets                       263,282                  11,543
Deferred income taxes                       560                     560
Other                                       558                     461
                                        266,725                  14,145
                                    -----------                -----------

     Total assets $374,051 $ 42,863 The accompanying notes are an integral part of these financial statements.


Shared Technologies Fairchild Inc.
Consolidated Balance Sheets
September 30, 1996 and December 31, 1995
(In thousands except per share data)
(unaudited)


                                              September 30,        December 31
                                              1996                 1995

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:

  Current portion of long term debt and capital
    lease obligations                     $    22,765       $      2,870
  Accounts payable                             21,258              9,035
  Accrued expenses                             11,007              2,221
  Advanced billings                             6,967              1,337
 Total current liabilities                     61,997             15,463



  Long-Term Debt and Capital Lease Obligations
    less current portion                      228,303              4,128

Redeemable Put Warrant                            465                428

Convertible preferred stock, $.01 par value,
  authorized 250 shares, outstanding 250 shares
   in 1996 and no shares in 1995               25,000                  -

Special preferred stock, $.01 par value,
  authorized 200 shares, outstanding 200 shares in 1996 and no shares in
1995                                           13,881                  -

STOCKHOLDERS'  EQUITY:

 Preferred $.01 par value, authorized 25,000 shares:

  Series C, outstanding 428 shares in 1996 and
  907 shares in 1995                               4                  9
  Series D, outstanding 457 shares in 1996 and
  1995                                             5                  5
 Common Stock; $.004 par value, 50,000 shares
  authorized, outstanding 15,103 shares in 1996
  and 8,506 shares in 1995                        60                 34
Additional paid-in capital                    73,113             44,777
Accumulated deficit                          (28,777)           (21,981)
     Total stockholders' equity               44,405             22,844

Total liabilities and
stockholders' equity                      $   374,051            $42,863

The accompanying notes are an integral part of these financial statements.



Shared Technologies Fairchild Inc.
Consolidated Statements of Operations
(In thousands except per share data)
For the Nine Months Ended September 30, 1996 and 1995
(unaudited)
                                       September 30,             September 30,
                                         1996                     1995
Revenue:
  Shared telecommunications services   $       69,310        $         25,248
  Telecommunications systems                   41,585                   9,266
  Cellular services                               -                     9,160

     Total revenue                            110,895                  43,674

Cost of revenue:
  Shared telecommunications services           34,233                  13,934
  Telecommunications systems                   25,019                   7,164
  Cellular services                                -                    5,530

     Total cost of revenue                     59,252                  26,628

Gross Margin                                   51,643                  17,046
Selling, general & administrative              39,118                  16,086
Expenses

Operating Income                               12,525                    960

Other income (expense):
Gain on sale of subsidiary stock                -                       1,375
Equity in loss of subsidiary                  (2,009)                      -
Interest expense                             (15,246)                   (444)
Minority interest in net (income)
loss of subsidiaries                              -                       213
                                             (17,255)                   1,144

Income (loss) before income taxes
and extraordinary item                         (4,730)                   2,104
Income tax                                       (74)                      (30)
Income (loss) before extraordinary item       (4,804)                   (2,074)
Extraordinary item, loss on early retirement of debt
                                               (310)                         -
Net income (loss)                            (5,114)                     2,074
Dividend accretion on redeemable put warrant    (37)                      (33)
Dividend accretion on special preferred stock  (612)                       -
Preferred stock dividends                    (1,033)                     (299)


Net Income (loss) applicable to common stock $(6,796)             $      1,742

Income (loss) per common share
Income (loss) before extraordinary item  $  (0.49)                        0.20
Extraordinary item                          (0.02)                         -
Net income (loss)                    $      (0.51)              $         0.20

Weighted average shares outstanding        13,316                        8,698

     The accompanying notes are an integral part of these financial statements.

Shared Technologies Fairchild Inc.
Consolidated Statements of Operations
For the Nine Months Ended September 30, 1996 and 1995
(In thousands except per share data)
(unaudited)
                                    September 30, 1996       September 30, 1995
Revenue:
  Shared telecommunications services     $27,384                     $8,178
  Telecommunications systems              19,739                      3,917
  Cellular services                            -                      3,870

     Total revenue                        47,123                     15,965

Cost of revenue:
  Shared telecommunications services      13,143                      4,354
  Telecommunications systems              11,301                      2,914
  Cellular services                            -                      2,452

     Total cost of revenue                24,444                      9,720

Gross margin                              22,679                      6,245
Selling, general & administrative         16,262                      5,977
  Expenses

Operating income                           6,417                        268

Other income (expense):
Equity in loss of subsidiary                (310)                          -
Interest expense                          (6,995)                      (186)
Minority interest in net (income) loss
of subsidiaries                                -                        125
                                            7,305                       (61)

Income (loss) before income taxes            (888)                        207
Income tax                                    (34)                       (15)
Net income (loss)                            (922)                        192
Dividend accretion on redeemable put warrant  (13)                       (11)
Dividend accretion on special preferred stock(612)                          -
Preferred stock dividends                    (456)                      (100)

Net income (loss) applicable to
common stock                             $ (2,003)                      $  81

Income (loss) per common share:
Net Income (loss)                         $ (0.13)                     $ 0.01
Weighted average shares outstanding        15,066                      8,751

     The accompanying notes are an integral part of these financial statements.

Shared Technologies Fairchild Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended
September 30, 1996 and 1995
(In thousands except per share data)
(unaudited)

                                     September 30, 1996    September 30, 1995
                                  --------------------------------------------
Cash flows from operating activities:
  Net Income, (loss)                      $(5,114)                $ 2,074
  Adjustments:
       Gain on sale of subsidiary stock      -                (1,375)
        Depreciation & amortization        11,525                  3,266
        Loss on early retirement of debt      310                      -
        Accretion on Senior
            Subordinated Notes              7,803                      -
        Provision for doubtful accounts        25                      -
        Equity in loss of subsidiary        2,009                      -
        Amortization of discount on note       14                      -
        Minority interest in net income of
        subsidiaries                            -                  (213)
        Change in assets and liabilities:
           Accounts receivable             (1,056)                (2,407)
           Other current assets              (627)                  (594)
           Other assets                     1,732                  (310)
           Accounts payable                   646                  1,541
           Accrued expenses                 2,039                   (57)
           Advanced billings                 (472)                   (47)
                                         ------------------------------------
  Net cash provided by operating activities 18,834                  1,878
                                      ----------------------------------------

Cash flows from investing activities:
   Acquisitions (net of cash acquired)      (4,011)                (2,483)
   Capital expenditures                     (7,092)                (3,099)
   Investment in subsidiaries               (1,468)                      -
                                      ----------------------------------------
                                      -----------------------------------------
  Net cash used in investing activities    (12,571)                  5,582
                                        ----------------------------------

Cash flows from financing activities:
   Preferred stock dividends                 (1,033)                  (299)
   Net proceeds from sale of
   subsidiary stock                             -                  2,899
   Proceeds from borrowings                  244,999                  2,929
   Repayments of notes payable, long-term
     debt and capital lease obligations     (192,004)                (1,751)
   Payments to affiliate                      (8,407)                      -
   Deferred finance costs                     (9,416)                      -
   Repayment of FII preferred stock          (40,706)                      -
   Proceeds from issuance of common stock        373                  1,164
                                         -------------------------------------
  Net cash provided by (used in) financing    (6,194)                  4,942
  activities
                                           ---------------------------------

Net increase (decrease) in cash                   69                  1,238

Cash, Beginning of Period                        476                    172
                                        --------------------------------------
Cash, End of Period                             $545                 $1,410
                                        ======================================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
     Interest                                $6,300                   $569
     Income taxes                               119                     74

Supplemental Disclosures of Noncash Investing and Financing Activities:
  Obligations to issue common stock in
  connection with acquisitions                 $-                 $1,806
  Issuance of common stock in
     connection with acquisitions            27,750                      -
  Issuance of preferred stock in
   connection with acquisition               38,269                      -

  Dividend accretion on redeemable put warrant   37                     33
  Dividend accretion of special preferred stock 612                      -
  Issuance of common stock to settle accrued
   expenses                                     237                     67

Shared Technologies Fairchild Inc.
Consolidated Statement of Stockholders' Equity
For the period ended September 30, 1996
(in thousands)
(unaudited)
                               Series C                      Series D
                               Preferred Sto                 Preferred Stock
                               Shares    Amount              Shares     Amount
Balance, January 1, 1996        907     $ 9                  457        $  5

Preferred stock dividends

Dividend accretion of
  redeemable put warrant

Dividend accretion of special preferred stock

Issuance of Common Stock

Conversions of Preferred Stock                                 (479)     (5)

Exercise of common stock
  options and warrants

Issuance of common stock to 401k plan

Net loss

Balance, September 30, 1996        428     $ 4               457          $ 5

The accompanying notes are an integral part of these financial statements.

Shared Technologies Fairchild Inc.
Consolidated Statement of Stockholders' Equity
For the period ended September 30, 1996
(in thousands)
(unaudited)
                  Additional
                  Common Stock                        Paid-in
                  Shares         Amount               Capital

Balance, January 1, 1996
                   8,506         $ 34                 $ 44,777

Preferred stock dividends

Dividend accretion of
  redeemable put warrant

Dividend accretion of special preferred stock

Issuance of Common Stock
                  6,000           24                   27,726

Conversions of Preferred Stock
                    426                    2                        3

Exercise of common stock
                    126                    -                      373
  options and warrants

Issuance of common stock to 401k plan
                     44                    -                      234

Net income

Balance, September 30, 1996
                  15,102                 $ 60                  $73,113

     The accompanying notes are an integral part of these financial statements.



Shared Technologies Fairchild Inc.
Consolidated Statement of Stockholders' Equity
For the period ended September 30, 1996
(in thousands)
(unaudited)

                                  Accumulated              Total Stockholders'
                                   Deficit                      Equity

Balance, January 1, 1996           $(21,981)                      $ 22,844

Preferred stock dividends           (1,033)                       (1,033)

Dividend accretion of redeemable
put warrant                            (37)                          (37)

Dividend accretion of special
preferred stock                       (612)                         (612)

Issuance of Common Stock                                           27,750

Conversions of Preferred Stock                                           -

Exercise of common stock
options and warrants                                                  373

Issuance of common stock to
401k plan                                                             234

Net loss                             (5,114)                       (5,114)

Balance, September 30, 1996        $ (28,777)                      $ 44,405

     The accompanying notes are an integral part of these financial statements.

==================================================================
Shared Technologies Fairchild Inc.
==================================================================
Notes to Consolidated Financial Statements
September 30, 1996
(In thousands except for per share data)
(Unaudited)


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

2. Investment in Unconsolidated Subsidiary

     The Company's investment in its Unconsolidated subsidiary, Shared Technologies Cellular, Inc. (STC), is accounted for under the equity method. Prior to December 1995, the majority owned subsidiary was included on a consolidated basis. During December 1995, STC issued approximately $3,000 in voting preferred stock to third parties. Although the Company's ownership percentage of approximately 58% did not change, the voting rights assigned to the preferred stock reduced the Company's voting interest in STC, resulting in the Company's loss of voting control of STC. Accordingly, STC has been accounted for on the equity method for 1996. At September 30, 1996 the Company had an ownership interest of approximately 40% in STC. Summarized balance sheet and statement of operations information for STC as of, and for the three and nine months ended, September 30, 1996 is as follows:

                    Summarized Balance Sheet
Current assets                               $   3,026
Property and equipment, net                      3,608
Other assets                                     9,827
Total assets                                 $  16,461

Current liabilities                          $   9,187
Note payable                                       342
Total liabilities                                9,529
Stockholders' equity                             6,932
Total liabilities and stockholders' equity   $  16,461


 Summarized Statement of Operations       Three           Nine
                                       months ended  months ended
  Revenues                          $       6,854       16,228
  Gross margin                              2,732        6,113
  Operating loss                             (827)      (3,722)
  Net loss                                   (960)      (3,984)


     In August 1996 the Company reached an agreement with STC to purchase $2,500 in STC preferred stock. This investment was financed through the conversion of existing advances owed by STC to the Company in the amount of $1,200 and a cash payment of $1,300. The STC preferred stock converts into 833 shares of STC common stock at the Company's option.

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

     On March 13, 1996, the Company's stockholders approved and the Company consummated its merger with Fairchild Industries, Inc.("FII"), following a reorganization transferring all non-communication assets to its parent, RHI Holding, Inc. ("RHI"). The Company changed its name to Shared Technologies Fairchild Inc.("STFI"). Pursuant to the merger agreement, STFI issued to RHI, 6,000 shares of common stock, 250 shares of convertible preferred stock with a $25,000 liquidation preference and 20 shares of special preferred stock with a $20,000 initial liquidation preference. In addition the Company raised in the capital market approximately $111,000 after offering expenses, through the issuance of 12 1/4% Senior Subordinated Notes Due 2006 and approximately
$125,000 (of an available $145,000) in loans from a credit facility with financial institutions. The funds were used primarily for the retirement of certain liabilities assumed from FII in connection with the merger, and the retirement of the Company's existing credit facility. In connection with the merger, the Company entered into two year employment agreements with key employees for annual compensation aggregating $1,250, and adopted the 1996 Equity Incentive Plan. The merger was accounted for using the purchase method of accounting. The total purchase consideration of approximately $71,581 was allocated to the net tangible and intangible assets of FII based upon their respective fair market values as follows:

Assets
  Cash                               $    1,551
  Accounts receivable                    24,747
  Other current assets                    2,572
  Equipment                              51,532
  Goodwill                              248,008
  Total Assets                          328,410
Liabilities and stockholders' equity
  Capital lease obligations         $      (262)
  Accounts payable                      (11,577)
  Accrued expenses                       (6,981)
  Advanced billings                      (6,102)
  Due to affiliated company              (8,407)
  Long term debt                       (182,794)
  FII preferred stock                   (40,706)
  Net purchase price                $    71,581

     The following unaudited pro forma statements of operations for the nine months ended September 30, 1996 and 1995 give effect to the above acquisitions and the change in reporting of STC to the equity method (Note 2) and the pro forma effect of STC acquisitions, as if they occurred on January 1, 1995:

                                       1996      1995

Revenues                        $    138,178      $136,400
Cost of revenues                      70,968        75,764
  Gross margin                        67,211        60,636
  Selling, general and
  administrative expenses             50,310        44,665
  Operating income                    16,901        15,971
  Equity in loss of subsidiary        (2,009)          372
  Interest expense, net              (20,594)      (19,846)
  Loss before income tax expense
   and extraordinary item             (5,702)       (3,503)
  Income taxes                           (64)           (5)
  Extraordinary item, loss on early
   retirement of debt                   (332)         (450)
  Net Loss                            (6,098)       (3,958)
  Preferred stock dividends           (2,196)       (2,924)
  Loss applicable to common stock  $  (8,294)    $  (6,882)

  Net loss per common share        $    (.56)       $ (.47)

  Weighted average number of common
    shares outstanding                14,849        14,698




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


     In addition to the above matters, the Company is a party to various legal actions, the outcome of which, in the opinion of management, will not have a material adverse effect on results of operations, cash flows or the financial position of the Company.


5. Income Taxes:

     The Company and its subsidiaries file a consolidated federal income tax return but generally file separate state income tax returns. As of September 30, 1996 the Company recorded a deferred tax asset of $7,508 and a corresponding valuation allowances of $ 6,948. SFAS No. 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized". The ultimate realization of this deferred tax asset depends on the ability to generate sufficient taxable income in the future. While management believes that the total deferred tax asset will be fully realized by future operating results, together with tax planning opportunities, the uncertainty relating to the future tax effects of the merger and a desire to be conservative make it appropriate to record a valuation allowance.

     At September 30, 1996, the Company's NOL carryforward for federal income tax purposes was approximately $57,000, expiring between 2001 and 2007. NOL's available for state income tax purposes are less than those for federal purposes and generally expire earlier. Limitations apply to the use of NOL's due to changes in Company ownership which occured in the merger with FII.


6. Extraordinary Item:

     At September 30, 1996, the Company recorded an extraordinary loss of $310 relating to the early retirement of a $5,000 credit facility. The early retirement took place as a result of requirements in the merger agreement with FII (Note 3).


7.  Consolidating Financial Statements:

     The following unaudited statements separately show Shared Technologies Fairchild Inc. and the subsidiaries of Shared Technologies Fairchild Inc. These statements are provided to fulfill SEC reporting requirements. These subsidiaries are guarantors on the 12 1/4% Senior Subordinated Notes due 2006.

                Consolidating Balance Sheets as of September 30, 1996
                BTC     MTS      OTM     STI Int'l    STFTI
 ------------------------------------------------------------------
Assets
       Current Assets:
       Cash       -      -        -           -         $ 539
                  -      -        -           -        35,333
       Accounts receivable
       Advances to
                   -     -        -           -            -
       subsidiaries
       Other current
       assets      -     -        -           -         3,421
                -------------------------------------------------------
       Total current
       assets      -     -        -           -         39,293
              -----------------------------------------------------------


       Equipment:
                   -    -         -            -          93,816
       Property & Equipment
       Accumulated -    -         -            -         (25,789)
       depreciation
            -----------------------------------------------------------------
                                                           68,027
            -------------------------------------------------------------

       Other Assets:
       Investments in-  -         -            -               -
       subsidiaries
                    -   -         -            -           254,512
       Intangible assets
                                                               560
       Deferred income taxes

       Other                                                   558
    --------------------------------------------------------------------
                                                           255,630
           -----------------------------------------------------------


       Total assets                                         362,950
     =================================================================

Liabilities and Stockholders' Equity



       Current Liabilities:
       Current portion of
       long term debt and
       capital lease  -      -        -            -                       -
       obligations
                      -      -         -            -                 21,258
       Accounts payable
                      -      -         -            -                  10,897
       Accrued expenses
                      -      -         -            -                 293,963
       Due to affiliate
                      -      -         -            -                   6,967
       Advanced billings
                              ---------------------------------------
       Total current  -      -         -             -                 333,085
       liabilities
                 ---------------------------------------------------------

       Long-term debt, less
                       -     -         -              -                     -
       current portion
              ---------------------------------------------------------

                       -     -         -              -                     -
       Redeemable put warrant
                ----------------------------------------------------------

       Convertible preferred
                       -     -         -              -                     -
       stock
                    ---------------------------------------------------

       Special preferred
                       -     -         -               -                     -
       stock
                --------------------------------------------------------

       Stockholders' equity:
                       -     -         -                -                    -
       Preferred stock -     -         -                -                    -
       series C
       Preferred stock
                       -     -         -                -                    -
       series D
                       -     -         -                -                    -
       Common stock
       Additional paid-in
                       -     -         -               -                     -
       capital

                       -     -         -               -               29,865
       Accumulated deficit
                ------------------------------------------------------
       Total stockholders'
                       -      -         -              -               29,865
       equity
                      --------------------------------------------------------

       Total liabilities and
                       -      -         -              -               362,950
       stockholders' equity
                      =======================================================
                       -      -         -               -                   -
                    =========================================================
                                          Eliminating       Consolidated
                   STFCC        STFI          Entries             STFI
                   ---------------------------------------------------------
Assets
    Current Assets:
     Cash            -      $    6                 -           $     545
                     -           -                 -              35,333
     Accounts receivable
                227,044      66,919         (293,963)                   -
     Advances to subsidiaries
                      -           -                 -               3,421
     Other current assets
                  ---------------------------------------------------------
                 227,044      66,925         (293,963)              39,299
     Total current assets
               ---------------------------------------------------------


    Equipment:
                    -           -                 -              93,816
     Property & Equipment
                    -           -                 -            (25,789)
     Accumulated depreciation
                 ----------------------------------------------------
                   -           -                 -              68,027
                 ------------------------------------------------------

    Other Assets:
               14,611      16,936         (29,222)               2,325
    Investments in subsidiaries
                8,770           -                 -             263,282
    Intangible assets
                  -           -                 -                 560
     Deferred income taxes
                  -           -                 -                 558
     Other
           -------------------------------------------------------------
             23,381      16,936          (29,222)             266,725
           -----------------------------------------------------

            250,425      83,861         (323,185)             374,051
    Total assets
           =========================================================

Liabilities and Stockholders' Equity

    Current Liabilities:
    Current portion of long term debt and
    capital lease  obligations
            22,765           -                 -              22,765
                -           -                 -              21,258
     Accounts payable
                -         110                 -              11,007
     Accrued expenses
                -           -         (293,963)                   -
     Due to affiliate
                -           -                 -               6,967
     Advanced billings
        ----------------------------------------------------------------
             22,765         110         (293,963)              61,997
    Total current liabilities
    ----------------------------------------------------------------

    Long-term debt, less current
    portion 228,303           -                 -             228,303
       ----------------------------------------------------------------

                -         465                 -                 465
    Redeemable put warrant
     --------------------------------------------------------------

                 -      25,000                 -              25,000
    Convertible preferred stock
     ---------------------------------------------------------------

                  -      13,881                 -              13,881
    Special preferred stock
     ---------------------------------------------------------------

    Stockholders' equity:
                  -           4                 -                   4
     Preferred stock series C
                  -           5                 -                   5
     Preferred stock series D
                  -          60                 -                  60
     Common stock
                  -      73,113                 -              73,113
     Additional paid-in capital
                 (643)    (28,777)          (29,222)            (28,777)
     Accumulated deficit
       ----------------------------------------------------------------
                 (643)      44,405          (29,222)              44,405
     Total stockholders' equity
     -------------------------------------------------------------

     Total liabilities and
               250,425      83,861         (323,185)             374,051
     stockholders' equity
           ================================================================


     Consolidating  Statements of Operations for the Nine Months Ended September
30, 1996

                     BTC        MTS       OTM         STI Int'l          STFTI
                 -------------------------------------------------------------

 Revenue          3,455    7,861         888                -           96,691

 Cost of Revenue  2,013    4,063         738                -           52,369
                  -------------------------------------------------------

                  1,442     3798         150                -           44,322
 Gross margin
                ------------------------------------------------------------


 Selling, general   859    1,879         318                -           36,062
 &  administrative expenses
          --------------------------------------------------------------------

                    583    1,919       (168)                -            8,260
 Operating Income

 Other income (expense):
                     -        -           -                -                -
 Equity in loss of subsidiary
 Net interest expense                                                       -
      --------------------------------------------------------------------

        --------------------------------------------------------------------
 Income (loss) before income
 taxes and extraordinary item
                    583    1,919       (168)                -            8,260
                      -        -           -                -             (74)
 Income tax
   --------------------------------------------------------------------
 Income (loss) before 583    1,919       (168               -            8,186
 extraordinary item
 Extraordinary item,
 loss on              -        -           -                -            (310)
  early retirement of debt
            ------------------------------------------------------------
 Net income (loss)  583    1,919       (168)                -            7,876
 Preferred stock
 dividends           -        -           -                -                -
                 ------------------------------------------------------------

 Net income (loss)
 applicable to
 common             583    1,919       (168)                -            7,876
 stock
          ====================================================================



Consolidating Statements of Operations for the Nine Months
Ended September 30, 1996
                                                                 Consolidated
                                             Eliminating
                     STFCC        STFI            Entries               STFI
           ------------------------------------------------------------------

                       -        2,000                 -            110,895
Revenue

                       -           69                 -             59,252
Cost of Revenue
               ----------------------------------------------------------

                       -        1,931                 -             51,643
Gross margin
            ------------------------------------------------------------------


Selling, general &     -           -                   -             39,118
administrative expenses
           ------------------------------------------------------------------

                       -        1,931                  -             12,525
Operating Income

Other income (expense):
Equity in loss of subsidiary
                  (5,044)     (7,053)              10,088            (2,009)
                 (15,254)          8                    -           (15,246)
Net interest expense
        ------------------------------------------------------------------
                 (20,298)     (7,045)              10,088           (17,255)
        ------------------------------------------------------------------
Income (loss) before income
taxes and extraordinary item
                 (20,298)     (5,114)              10,088            (4,730)
Income tax             -           -                   -               (74)
          -------------------------------------------------------------
Income (loss) before
                 (20,298)     (5,114)              10,088            (4,804)
extraordinary item
Extraordinary item,
loss on             -           -                     -              (310)
 early retirement of debt
                --------------------------------------------------------
                (20,298)     (5,114)              10,088            (5,114)
Net income (loss)
Preferred stock dividends
                      -     (1,682)                    -            (1,682)
           ------------------------------------------------------------------

Net income (loss) applicable
to                (20,298)   (6,796)              10,088            (6,976)
common stock
           ==================================================================



BTC = Boston Telecommunications Group, Inc.
MTS = Multi-Tenant Services, Inc.
OTM = Office Telephone Management
STI Int'l = STI International, Inc.
STFTI = Shared Technologies Fairchild Telecom, Inc.
STFCC = Shared Technologies Fairchild Communications Corp.
STFI = Shared Technologies Fairchild Inc.




Item 2.
-------

Management's Discussion and Analysis of Results of Operations and
-----------------------------------------------------------------
Financial Condition
-------------------

Results of Operations:
-----------------------
Nine Months Ended September 30, 1996 compared to September 30, 1995

     Revenues STFI's revenues rose to a record $110.9 million in 1996 an increase of 153.8% over 1995 revenues of $43.7 million. This increase occurred mainly as a result of the March 13, 1996 merger with Fairchild Industries Inc.
("FII"). Shared Telecommunications Service ("STS") revenue increased $44.1 million or 175.0% and Telecommunications Systems ("Systems") revenue increased
$32.3 million or 347.3%.

     Gross  margin  Gross  margin  increased  to 46.6% of revenues for 1996 from
39.1% for 1995.  The  change in gross  margin is mainly the result of changes in sales  mix.  The  following  table sets forth the  components  of the  Company's overall  gross margin  ("GM") for the nine months ended  September 30, 1996 as a factor of sales  percentage  and gross margin  percentage  per line of business:
       Overall        Division         Sales              GM             GM
-------------------------------------------------------------------------

STS                                      62.5%          50.7%          31.7%

Systems                                  37.5%          39.9%          14.9%

Company Total                            100.0%                         46.6%
                                     =============             ===============

     As shown above, the 1996 gross margin was a mix of STS gross margin of 50.7% and Systems gross margin of 39.9%. In 1995 the Company's gross margin was a combination of STS gross margin of 44.8%, Systems gross margin of 22.6% and Cellular Services ("STC") gross margin of 40.2%. Changes in gross margin for STS and Systems year to year were mainly the result of the acquisition of FII.

     Selling,   general  and  administrative   expenses  Selling,   general  and
administrative  expenses ("SG&A") as a percentage of revenues decreased to 35.3%
for 1996 compared to 36.8% for 1995.  SG&A  improved  slightly due to the merger with FII which  resulted  in  certain  synergy's.  This was  somewhat  offset by increased goodwill amortization expense.

     Operating income Operating income increased to $12.5 million in 1996 from $1.0 million in 1995. The increase was mainly the result of the FII acquisition mentioned earlier.

     Interest expense Interest expense net of interest income increased by $14.8 million for the nine months ended  September 30, 1996 over the nine months ended
September 30, 1995. This was attributable to the addition of approximately  $245 million in new debt on March 13, 1996.

     Extraordinary Item. In connection with the acquisition of FII the Company was required to repay all outstanding amounts on their existing credit facility.
This early repayment resulted in a loss of $0.3 million which was recorded as an extraordinary item for the nine months ended September 30, 1996.

     Net income As a result of the factors listed above, a net loss for the nine months ended September 30, 1996 of $5.1 million was recorded compared to net income of $2.1 million for the nine months ended September 30, 1995.

Three Months Ended September 30, 1996 compared to September 30, 1995

     Revenues STFI's revenues rose to a record $47.1 million in 1996 an increase of 194.4% over 1995  revenues of $16.0  million.  STS  revenue  increased  $19.2 million or 234.2% and Systems  revenue  increased  $15.8  million or 405.1% over
1995 levels. The majority of the increase was attributable to the March 13, 1996 acquisition of FII.

     Gross  margin  Gross  margin  increased  to 48.2% of revenues for 1996 from
38.8% for 1995.  The  change in gross  margin is mainly the result of changes in sales  mix.  The  following  table sets forth the  components  of the  Company's overall gross margin  ("GM") for the three months ended  September 30, 1996 as a factor of sales  percentage  and gross margin  percentage  per line of business:
           Overall     Division          Sales            GM              GM
-------------------------------------------------------------------------

STS                                        58.2%        52.2%           30.4%

Systems                                    41.8%        42.6%           17.8%

Company Total                             100.0%                        48.2%
                                    ==============             ===============

     As shown above, the 1996 gross margin was a mix of STS gross margin of 52.2% and Systems gross margin of 42.6%. In 1995 the Company's gross margin was a combination of STS gross margin of 46.3%, Systems gross margin of 25.6% and STC gross margin of 38.5%.

     Selling, general and administrative expenses SG&A as a percentage of revenues decreased to 34.6% for 1996 compared to 37.5% for 1995. SG&A improved slightly due to the merger with FII which resulted in certain synergy's. This was largely offset by increased goodwill amortization expense.

     Operating income Operating income increased to 6.4 million in 1996 from $0.3 million in 1995. The increase was mainly the result of the FII acquisition mentioned earlier.

     Interest expense Interest expense net of interest income increased by $6.8 million for the three months ended September 30, 1996 over the three months ended September 30, 1995. This is attributable to the addition of approximately
$245 million in new debt on March 13, 1996.

     Net income As a result of the factors listed above, a net loss for the three months ended September 30, 1996 of $0.9 million was recorded compared to net income of $0.2 million for the three months ended September 30, 1995.

     LIQUIDITY   AND  CAPITAL   RESOURCES   -------------------------------   At
September  30,  1996 the  Company had $374  million in assets,  $251  million in various  long  term debt and  capital  lease  obligations,  $39  million  in new preferred stock, and $44 million in stockholder's  equity.  The balance sheet at
September 30, 1996 shows a working capital deficit of $22.7 million  compared to a deficit of $2.1 million at September  30, 1995.  The Company has available for future  borrowings  approximately  $13 million on a credit facility at September
30, 1996.  Cash  provided by  operations  was $18.8  million for the nine months ended  September  30, 1996  compared to $3.4 million for the year ended
December 31, 1995.  Cash from  operations  continues to be  sufficient to fund ongoing  operations,  capital  expenditures and required  principal and interest payments on the Company's notes and capital lease obligations.

     The Company invested significant capital towards growth internally and through acquisition. $7.1 million was spent on equipment purchases, $1.5 million on additional investments in subsidiaries, and $4.0 million to consummate the merger with FII during the nine months ended September 30, 1996.

     Financing  activities  ware focused  primarily on raising  capital to repay
$223.5 million in various debt and preferred  stock  associated  with the merger with FII and  approximately $5 million on a pre-existing  credit  facility.  The
Company raised  approximately  $111 million in the capital  market,  through the issuance of 12 1/4% Senior  Subordinated  Notes Due 2006 and approximately  $130 million (of an  available  $145  million) in loans from a credit  facility  with financial  institutions.  In addition  the Company paid $9.4 million in fees and costs to obtain this capital.  $8.4 million was paid to an affiliate  related to the merger with FII.

     Cash requirements for the remainder of 1996 will be significant due to required principal and interest payments on the credit facility mentioned earlier. The Company anticipates repaying these borrowings and providing cash for capital expenditures with cash from operations.





PART II.           OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K:
                    (a)   Exhibits
                          None
                    (b)   Reports on Form 8-K
                          None

=================================================================

================================================================


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


Date:  November 14, 1996
