Form 10-K
period 1996-12-31
SHARED TECHNOLOGIES FAIRCHILD INC
filed 1997-03-27
CIK 817632

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

_ X _  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996

_ _ _  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD _ _ _ TO _ _

                         Commission File Number 0-17366

                       SHARED TECHNOLOGIES FAIRCHILD INC.
                   -----------------------------------------
             (Exact name of registrant as specified in its charter)
              Delaware                                 87-0424558
              ---------------------------------------------------
 (State or other jurisdiction of Incorporation     (I.R.S. Employer
         or organization)                           Identification No.)

100 Great Meadow Road, Suite 104
Wethersfield, Connecticut                                     06109
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (860) 258-2400
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                           --------------

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $.004 par value
                          -------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The  aggregate   market  value  of  the   registrant's   Common  Stock  held  by
nonaffiliates as of March 21, 1997 was approximately $49,350,000, based on the average of the closing bid and asked prices as reported on such date in the over-the-counter market.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of March 20, 1997.

                        15,704,399 shares of Common Stock
                                 $.004 par value

The following document is hereby incorporated by reference into Part III of this Form 10-K: The registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 1997 to be filed with the Securities and Exchange Commission in definitive form on or before April 15, 1997.

                                     PART I
Item 1.

Business

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

         In connection with the restructuring, the Company also raised equity capital of approximately $5,780,000 from certain institutional investors, net of expenses. A firm, one of whose principals was a director and stockholder of the Company, at the time, served as Underwriter for the offering. The Company paid this firm underwriting commissions and expenses totaling $446,750 for the offering. No other parties to the restructuring were affiliated with the Company. The Company also entered into agreements with Series A and B Preferred Stockholders to convert their holdings, including $327,920 of the accrued dividends related thereto, into Series C Preferred Stock. As part of this conversion, $40,990 of the accrued dividends was forgiven by the stockholders.

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

         In April 1995, the Company's subsidiary, Shared Technologies Cellular, Inc. ("STC"), completed an initial public offering. Prior to this date, STC was approximately an 86% owned subsidiary of the Company. STC sold 950,000 shares of common stock at $5.25 per share which generated net proceeds of approximately $3,274,000 after underwriter's commissions and offering expenses. The net effect of the public offering on the Company's consolidated financial statements was a gain of approximately $1,375,000.

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

         In March 1996, the Company's stockholders approved and the Company consummated a merger with Fairchild Industries, Inc. ("FII") with and into the Company. The Company simultaneously changed its name to Shared Technologies Fairchild Inc. ("STFI"). In connection with the merger, the Company issued 6,000,000 shares of common stock, 250,000 shares of cumulative convertible preferred stock with an initial $25,000,000 liquidation preference and 200,000 shares of special preferred stock with a $20,000,000 initial liquidation preference. In addition the Company raised approximately $111,000,000, net of expenses through the sale of 12 1/4% senior subordinated discount notes due 2006, and approximately $123,000,000 (of an available $145,000,000) in loans from a credit facility with Credit Suisse, Citicorp USA, Inc. and NationsBank. The funds were used primarily for the retirement two series of FII's preferred stock and of certain liabilities assumed from FII in connection with the merger and the retirement of the Company's existing credit facility.

         In June 1996, the Company entered into a management agreement to serve as manager of ICS Communications, Inc. ("ICS"), a Dallas-based provider of cable and telephone services to over 600 residential properties nationwide. The management agreement is on a month-to-month basis, and was still in effect as of March 20, 1997. Additionally, the Company entered into a letter of intent with ICS in June 1996, which contemplates that the Company will become a minority equity holder of ICS, while continuing in the capacity of manager of the ICS business.

         In March 1997, the Company entered into a similar short-term agreement to manage the shared telecommunications services business of GE Capital-ResCom, L.P. ("ResCom"), which provides services to tenants of approximately 1,000 residential complexes nationwide. Similar to the ICS agreement, it is contemplated that the Company will obtain a minority equity position in the ResCom business, while continuing to serve as manager.

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

Telecommunications Systems (Systems)

         The Company's  telecommunications  systems business  provides end users with a wide variety of telecommunications products and services and offers its customers the flexibility to expand or enhance their telecommunications systems as their businesses change. Through its telecommunications systems business, the Company is also able to provide customized telecommunications solutions to those of its customers choosing to purchase, rather than lease, equipment. Under the trade name Telecom 2000(, the Company sells directly to end users a wide selection of telecommunications equipment produced by leading manufacturers, including Northern Telecom, Inc., AT&T, NEC, Octel Communications Corporation, Centigram Communications Corporation and Active Voice Corporation. Through a staff of field and other engineers, the Company designs and installs all of its customers' telecommunications infrastructure needs in a complete turn-key telecommunications system including post-installation maintenance.

Post-installation maintenance consists of complete maintenance of the customer's entire telecommunications system, including warranty and post-warranty maintenance contracts, upgrades and adds, moves and changes. Telecommunications systems installations include PBX and key telephone systems, voice mail, automated call distribution systems and entire call centers. The Company also provides a variety of long distance services including basic services, "800" services, calling cards, international calling and various other network
services.  The  Company  provides   telecommunications   systems  to  commercial
customers and government agencies with systems ranging in size from 15 to several thousand lines.

         Customer service options range from nine-to-five coverage to 24 hours a day, 365-days a year maintenance contracts. The Company also contracts with customers to staff their facilities with dedicated service personnel under long term contracts. As of December 31, 1996, the Company provided telecommunications systems nationwide, including maintenance and other services covering in excess of 500,000 customer lines.


Cellular

         The Company owns an equity investment in Shared Technologies Cellular, Inc. ("STC") which is a national cellular services provider, offering rental or prepaid services to over 640 of the approximately 950 Cellular Geographical Service Areas ("CGSA") within the United States, and cellular activation services in over 690 CGSA's. As a reseller or agent for cellular and PCS carriers, STC can offer cellular service to approximately 94 percent of the US population.


STS Buildings

         As  of  December  31,  1996,  the  Company  was  providing  STS  in  28 metropolitan areas. The Company is able to realize significant operating economies by sharing management, administrative, sales and technical staff across a number of locations. The following table sets forth as of December 31, 1996, on a city-by-city basis, the Net Leaseable Square Feet and the Potential Lines of Service in each location where the Company provides STS to tenants.



                                                           Total
                                    Leaseable Sq.        Potential   Total Lines
Location                            Feet                   Lines      in Service
--------                            ------------         ---------   -----------

Atlanta                             13,607,723            45,359          11,250
Austin                                 400,000             1,333           3,077
Baltimore                              479,000             1,597             133
Birmingham                           1,435,000             4,783           1,144
Boston                               4,596,000            15,320           3,060
Chicago                             18,856,319            62,854          12,676
Dallas                              19,390,123            64,634          13,483
Ft. Lauderdale                         561,000             1,870             898
Hartford                             1,855,000             6,183           2,475
Houston                             11,419,555            37,065           3,130
Indianapolis                         6,724,439            22,415           8,642
Los Angeles                          7,845,108            26,150           4,195
Miami                                2,583,216             8,611           2,316
Milwaukee                              394,000             1,313             166
Minneapolis                          5,918,230            19,727           6,428
Myrtle Beach                           125,820               419              20
New Jersey                             625,000             2,083             856
New Orleans                          4,697,500            15,658           7,195
Orlando                                435,000             1,450             801
Philadelphia                         9,427,600            31,425           5,658
Phoenix                              2,837,400             9,458           3,015
Pittsburgh                           7,346,272            24,488           2,205
Salt Lake City                       1,010,000             3,367             864
Seattle                              4,848,721            16,162           3,518
Stamford                             1,937,200             6,457             627
Tampa                                2,869,636             9,565           3,787
Nashville                            1,352,600             4,509           1,767
Washington D.C.                     11,701,100            39,004           8,241
                                   -----------          --------         -------
  Totals                           144,978,562           483,259         111,627
                                   ===========          ========         =======

Penetration Rate*        26%

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


Tenant Contracts

         The Company is a party to a master shared tenant services agreement ("Tenant Contract") with substantially all of its STS customers. The Tenant Contract contains terms and conditions governing the provision of STS.
Subsequent to signing a Tenant Contract, tenants submit individual customer orders for specific equipment rentals and STS. In addition to the typical Tenant Contracts for STS, the Company has agreements with several tenants who have their own PBX to maintain the system and manage the tenant's telephone call billing system, and the Company receives a monthly fee for its services.

         The Company generally signs contracts for a period coterminous with the customer's lease in the building. The Company feels it has staggered the contracts such that there is no time when a material amount of contracts come due at the same time. Additionally, the Company does not have any individual customer contracts which are material.

         (iii) Sales and Marketing

         The Company markets its services and products through a direct sales force which is segmented into distinct geographic markets. Typically, under agreements with the Company, the owner identifies prospective and existing tenants to the Company's local sales force. After establishing contact with the potential customer and obtaining an understanding of the prospective customer's telecommunications needs, the Company's local sales representative arranges for a presentation of the Company's products and services and the cost of potential solutions meeting the customers requirements. After securing a sale, members of the Company's sales force follow-up with customers by offering them new value-added services. Management believes that direct sales activities are more effective than advertising for securing and maintaining the businesses of small to medium-sized services customers. A significant percentage of new systems sales result from upgrading, enlarging or replacing systems currently used by the Company's existing customers. As of December 31, 1996, the Company had approximately 66 employees in its direct sales force.

Customer Service

         The Company strives to provide superior customer service and believes that personal contact with potential and existing customers is a significant factor in securing and retaining customers. Each new customer account is processed locally at the site location that was responsible for obtaining the account. The Company's customer service staff is dedicated to providing new customers with a smooth transition to its services and systems. All customers' calls for repair, moves, adds, and changes are handled and processed at the local site. Management believes that this personal and local handling of the customer service function is very important to the customers, creating strong alliances for the Company and encouraging repeat business. The Company's local offices retain total responsibility for all aspects of their respective customers services (including equipment, local service, and long distance). As a result, the customer only needs to place one call to inquire about any aspect of its service. The management of each local office site is evaluated quarterly on the quality of its customer service and the Company's field service representatives conduct periodic audits of all its customers to assess their satisfaction with all aspects of service. The Company's service contracts with STS customers are typically for a duration of five years (or expire upon termination of a customer's building lease). Service contracts with the Company's telecommunications systems customer are typically for one to three year duration and generally for automatic extensions of such term.

Management Information Systems (MIS)

         Providing accurate and customized billing for customers is an integral component of the Company's business. The Company's MIS systems process millions of call records a month for the telecommunications services business and combine this information with other recurring and nonrecurring customer charges to produce monthly invoices. Tenants are quoted a monthly charge for leased equipment which includes a rental fee for equipment, a charge for access to the PBX owned by the Company and installed in the buildings where such tenants are located, and a local access charge for access based on the cost of the trunk lines which connect the building to the central office of the local telephone company. In addition, tenants are charged for special services and usage, including "800" service, dedicated circuits, directory listings, local message units, directory assistance, calling card services, third party billing calls, and long-distance at a discount from the standard rates charged by long-distance providers. The Company believes that its detailed billing reports provide a unique service to small and medium-sized customers allowing customers to understand and control their telecommunications costs.

         The MIS systems also track telecommunications installations and customer requests from initial request to final collection. Each customer request is entered into the job order system to monitor the progress of the work as well as to keep track of the time and material requisitioned for the job.

         The Company's MIS systems can be expanded with minimal incremental cost to accommodate substantially more volume. Such systems feature backup processors and short-time response maintenance agreements and are designed to respond to customer needs as well as support the Company's operations.

Canadian Operations

         In June 1996, STF Canada, Inc., a wholly-owned subsidiary of the Company, entered into an agreement with RH Telecom, ICN. ("RHTI"), an affiliate of O&Y Properties, Inc., a major property management company that currently manages in excess of 12 million square feet of mixed use properties across Canada, and with Rogers Cablesystems Limited ("Rogers"), a Canadian telecommunications company, pursuant to which the three parties formed Shared Technologies of Canada Inc. ("STOC"), with each party holding a one-third interest in STOC. STOC provides shared telecommunications services in Canada, combining the Company's telecommunications services expertise with RHTI's extensive property management resources and expertise and Rogers' resources as a Canadian telecommunications service provider.

         The Company believes it is well positioned to continue to grow through the continued implementation of its business strategy, the key elements of which are:

         - Increased Penetration of Existing Buildings. The Company intends to increase its focus on generating additional revenue from the buildings in which it now provides shared telecommunications services. Although the Company may continue to make selective acquisitions of STS providers in the future, its principal focus will be on marketing services within its existing buildings, both to new customers and to existing customers.

         - Significant Additions of Buildings. The Company plans to continue to take advantage of its improved market position to aggressively pursue opportunities to add buildings to its portfolio, in particular, through multi-building contracts with large commercial property owners.

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


         (iv) Patents, Trademarks, Licenses, Franchises, Concessions

         See Item 1(d) (i) - "Owner/Developer Agreements" herein. Additionally, Shared Technologies Fairchild and Shared Technologies Cellular are registered trademark.


         (v)  Seasonality

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

                  In March 1996, the Company's stockholders approved and the Company consummated a merger with Fairchild Industries, Inc. ("FII") with and into the Company. The Company simultaneously changed its name to Shared Technologies Fairchild Inc. ("STFI"). In connection with the merger, the Company issued 6,000,000 shares of common stock, 250,000 shares of cumulative convertible preferred stock with an initial $25,000,000 liquidation preference and 200,000 shares of special preferred stock with a $20,000,000 initial liquidation preference. In addition the Company raised approximately $111,000,000 net of expenses through the sale of 12 1/4% senior subordinated discount notes due 2006, and approximately $123,000,000 (of an available $145,000,000) in loans from a credit facility with Credit Suisse, Citicorp USA, Inc. and NationsBank. The funds were used primarily for the retirement two series of FII's preferred stock and of certain liabilities assumed from FII in connection with the merger and the retirement of the Company's existing credit facility.

         As of March 15, 1997, the Company has approximately $20 million available under the credit facility to fund working capital requirements. The credit facility contains, among other things, affirmative and negative covenants which are usual and customary with respect to senior secured indebtedness.

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

         Rates for telecommunications services generally are governed by tariffs filed by certified carriers with various regulatory agencies. Future changes in the regulatory structure under which such tariffs are filed, or material changes in the tariffs themselves, could have a material adverse effect on the Company's business.

         The Company's Systems business is generally exempt from governmental regulation from the standpoint of marketing and sales. However, various regulatory bodies, including the Federal Communications Commission, require that manufacturers of equipment obtain certain certifications.

         On February 8, 1996, the Telecommunications Act of 1996 ("Telecommunications Act") was enacted as Federal law. The Telecommunications Act made certain changes in the regulatory environment in which the Company operates by: (i) pre-empting any State or local law or regulation that prohibits, or has the effect of prohibiting, the ability of any entity to provide any interstate or intrastate telecommunications service which may result in the removal of regulatory barriers that have heretofore discouraged the Company from expanding its business in certain States; (ii) prohibiting local exchange telephone companies from prohibiting, or imposing unreasonable or discriminatory conditions on, the resale of those companies' telecommunications services which may result in the removal or relaxation of some of the restrictions on shared telecommunications systems referred to above, and reduces the risk that telephone companies could modify their tariffs to improve more restrictive terms and conditions on such Systems; (iii) authorizing the FCC to forebear from applying any regulation to a telecommunications carrier or class of telecommunications carriers under certain conditions, which may result in a relaxation of the FCC's regulatory supervision of over the Company's operations; and (iv) authorizing the Regional Bell Operating Companies upon satisfying certain conditions, to apply for, and the FCC to grant, authority to offer long-distance services to customers within the States in which they offer local telephone service. This will result in more intense competition within the markets in which the Company operates.

         The Telecommunications Act has affected government regulation of telecommunications, both at the state and federal level. Although the long term goal of the legislation is deregulatory, federal and state government regulatory agencies have created new rules to govern competition in the local exchange market that, in the short term, could subject the Company's shared telecommunications services to greater regulation than in the past.

         (x)  Competition

         The Company's STS business competes with regulated major carriers that may provide a portion of the services that the Company provides, but are typically not structured to provide all of a customer's telecommunications requirements. The Company also competes with small independent operators serving regional or local markets and with other STS providers, including the Realcom unit of MFS WorldCom, Inc. ("MFS"). The Company also competes with equipment manufacturers and distributors and long distance companies for the provision of telephone and other telecommunications equipment and services to tenants in buildings under franchise with the Company. Within the past five years, competition has expanded to include a group of companies known as alternate access providers, including MFS, TCG, Inc. and others. The major competitive factors in the STS market are technology, price and service. The Company's principal competitive advantages are its ability to provide "one-stop shopping" for telecommunications services and site-based technical service.

         The principal competitors of the Company's Systems business and, once a building franchise has been obtained, the Company's STS business, include the direct sales channels of manufacturers such as Lucent Technologies, Northern Telecom, Inc., NEC, other distributors of equipment manufactured by such companies, as well as the Regional Bell Operating Companies ("RBOCs").

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


         (xiii)  Employees

         As of March 15, 1997, the Company had 787 employees, of whom 66 were covered by two collective bargaining agreements. One agreement expires in 1998 and the other expires in 1999. Management believes its relations with their employees are satisfactory.


Item 2.

Property

         As of December 31, 1996, the Company leased real property totaling approximately 340,000 square feet. The Company does not own any real property. Each of the leased properties is, in management's opinion, generally well maintained, is suitable to support the Company's business and is adequate for the Company's present needs.

         The Company leases from RHI Holdings, Inc., the former parent of FII, on an arm's-length basis, office space at Washington-Dulles International Airport.


Item 3.

Legal Proceedings

         As a result of the merger with FII, the Company became liable for all liabilities of FII. The Federal Corporate Administrative Contracting Officer (the "AOC"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Federal Acquisition Regulations and Cost Accounting Standards in accounting for the (i) the 1985 reversion to FII of approximately $50.0 million in excess pension funds in connection with the termination of defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business.

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

         The aforementioned government claim (the "Contingent Pension Liability") and other liabilities are covered by an indemnification agreement (the "Indemnification Agreement") entered into between the Company and RHI Holdings, Inc. ("RHI"), the former parent of FII. Pursuant to the Indemnification Agreement, RHI agreed to indemnify the Company for various liabilities, including the Contingent Pension Liability. However, since RHI is primarily a holding company, any claim by the Company pursuant to said Indemnification Agreement will be effectively subordinated to the creditors of RHI's subsidiaries. There is no expiration date with respect to the
Indemnification Agreement. RHI's indemnification obligations under the Indemnification Agreement are secured by all of the shares of Cumulative Convertible Preferred Stock (other than an amount equal to $1,500,000 in initial liquidation preference) and the Special Preferred Stock issued to RHI in the merger.

         In view of the Indemnification Agreement and RHI's current financial condition, it is the opinion of the Company's management that the Contingent Pension Liability is unlikely to have a material adverse effect on the Company's financial condition, future results of operations or cash flows.

         In December 1995, Gerard Klauer Mattison & Co., LLC ("GKM"), filed suit against the Company in U.S. District Court for the Southern District of New York alleging breach of a letter agreement and seeking an amount in excess of $2.25 million for a commission allegedly owed to GKM as a result of GKM initiating negotiations between the Company and FII and negotiating the Merger. GKM has alleged that the Company entered into a fee agreement, whereby the Company agreed to pay to GKM 0.75% of the value of the transaction as a fee. FII has denied that FII at any time engaged GKM for this transaction. The Company filed an Answer in January, 1996, denying that any commission is owed. This litigation is in the discovery process. Management believes, however, that an adverse outcome, if any, would not have a material adverse effect on the Company's consolidated financial position.

         The Company is a party to other lawsuits and administrative proceedings that arose in the ordinary course of its business. Although the final results in all suits and proceedings cannot be predicted, the Company presently believes that the ultimate resolution of all such other lawsuits and proceedings, after taking into account the liabilities accrued with respect to such matters, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. See Note 14 to the Company's Consolidated Financial Statements.

         The Company has no other material litigation or unasserted claims, the outcome of which would have a material impact on the Company's financial condition, results of operations or cash flows.


Item 4.

Submission of Matters to a Vote of Security Holders None.

                                     PART II

Item 5.

Market for Registrant's Common Stock and Related Stockholder Matters

         The Company's shares of Common Stock (trading symbol: STCH) have been quoted and traded in the over-the-counter market since December 13, 1988. Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. During 1996 and 1995, the quarterly high and low closing prices were as follows:

                                1996                      1995
                                ----                      ----
                           High       Low            High       Low
First Quarter              $6 3/8    3 5/8          $5 1/4     $3 1/2
Second Quarter              9 5/8    4 1/8           5 3/4      4
Third Quarter               8 1/10   5 1/4           5 1/4      3 7/8
Fourth Quarter              9 7/8    6 11/16         4 3/4      3 1/8


The number of beneficial holders of the Company's Common Stock as of March 6, 1997 was 1,448.


Item 6.

Selected Financial Data

The following table sets forth the selected financial data of the Company for each of the last five years. Financial statements for 1993 and 1992 are not presented in this filing. Such selected financial data were derived from audited consolidated financial statements not included herein. The selected financial data of the Company should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K. In September 1992 the Company effected a one-for-four reverse stock split of common stock and increased the par value of common stock from $.001 to $.004 per share. Weighted average common shares outstanding and per share information have been retroactively adjusted to reflect this split. All amounts, except per share amounts, are in thousands.


Statement of Operations Data:       1996             1995              1994               1993      1992
----------------------------        ----             ----              ----             ------      ----
Revenues                          $157,241        $47,086           $45,367            $25,426   $24,077
Gross margin                        74,669         18,214            19,195             10,912     9,254

Selling, general and
  administrative expenses           55,329         16,188            16,909              9,797     9,959

Business Development Expenses         -              -                 -                   305        -

Operating income (loss)             19,340          2,026             2,286                810      (705)

Interest expense, net              (22,888)          (667)             (359)              (438)     (290)

Equity in loss of affiliate         (3,927)        (1,752)             -                  -           -

Minority interest in net
  income of subsidiaries              -               -                (128)               (82)      (37)

Gain on sale of subsidiary stock      -             1,375              -                  -           -

Income taxes                         (783)            (45)              487               -           -

Extraordinary Items:
  (Loss) gain on restructuring        -               -                -                  (150)    3,756

   Loss on early retirement          (311)            -                -                  -           -
   of debt

Net income (loss)                  (8,569)            927             2,286                140     2,724

Net income (loss) per
  common share applicable
  to common stockholders             (.79)            .06               .27               (.04)      .59
Weighted average common
  shares outstanding               13,787           8,482             6,792              5,132     4,063



                                      -21-








Balance Sheet Data:
Working capital deficit           ($8,765)       ($3,393)           ($3,691)          ($ 3,874)   ($4,506)

Total assets                      369,566         42,863             37,925             20,601     18,752

Notes payable, convertible
  promissory notes payable,
  other long-term debt (incl.
  current portion) and
  redeemable preferred stock      291,004          6,998              4,727              3,719      4,745

Stockholders' equity (deficit)     43,209         22,844             20,881              9,302      6,034


Item 7.

Management's Discussion and Analysis of Results of Operations and Financial Condition

The following Management's discussion and analysis of results of operations and financial condition include forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from historical results or those currently anticipated.

Overview and Recent Developments

STFI is a national provider of shared telecommunications services ("STS") and telecommunications systems ("Systems") to tenants of multi-tenant commercial office buildings. One of STFI's affiliates, Shared Technologies Cellular Inc. ("STC"), is a provider of short-term portable cellular telephone rentals and prepaid, or debit, cellular telephone service.

In March 1996, STFI's stockholders approved, and STFI completed, a merger with Fairchild Industries, Inc.("FII") following a reorganization in which FII transferred all non-communications assets to its parent, RHI Holding, Inc. As a result of the merger, STFI is the largest provider of STS in the United States. On a pro forma basis, STFI generated approximately $185 million in revenues and $24 million in operating income for the year ended December 31, 1996.

Results of Operations

The following table sets forth various components of STFI's statements of operations expressed as a percentage of revenues:

                                                                          Year Ended
                                                                         December 31,
                                                       --------------------------------------------------
                                                              1996              1995              1994
                                                              ----              ----              ----

Revenues                                                     100.00%           100.00%           100.00%

Cost of revenues                                              52.51%            61.32%            57.69%
                                                       --------------    --------------    --------------

     Gross Margin                                             47.49%            38.68%            42.31%

Selling, General and Administrative Expenses
                                                              35.19%            34.38%            37.27%
                                                       --------------    --------------    --------------

     Operating Income                                         12.30%             4.30%             5.04%

Interest expense (net)                                       -14.55%            -1.44%            -0.79%
Minority Interest                                              0.00%             0.00%            -0.28%
Gain on sale of subsidiary stock
                                                               0.00%             2.92%             0.00%
Equity in loss of subsidiaries                                -2.50%            -3.72%             0.00%
Income Tax Benefit (Expense)                                  -0.50%            -0.10%             1.07%
Extraordinary Item                                            -0.20%             0.00%             0.00%
                                                       --------------    --------------    --------------

Net (loss) Income                                             -5.45%             1.96%             5.04%
                                                       ==============    ==============    ==============

Year Ended December 31, 1996 compared to Year Ended December 31, 1995
Revenues

STFI's revenues for the year ended December 31, 1996 increased by $110.2 million, or 233.8%, to $157.2 million compared to $47.1 million for the year ended December 31, 1995. This increase was principally due to the March 13, 1996 merger with Fairchild Industries, Inc. ("FII"). Shared Telecommunications Services ("STS") revenue increased $60.8 million, or 173.0%, and telecommunications systems ("Systems") revenues increased $49.3 million or 414%.


Gross margin

Gross margin increased in 1996 to 47.5% of revenues, from 38.7% of revenues in 1995. The following table sets forth the components of the

Company's overall gross margin for 1996 for the STS and Systems divisions, respectively.

                                                                        Weighted
     Division                            Revenues            GM             GM
     ---------------------------------------------------------------------------

     STS                                     61.1%       53.0%             32.4%

     Systems                                 38.9%       38.9%             15.1%
                                             -----       -----             -----

        Company Total                       100.0%                         47.5%
                                     ==============                =============

In 1996, the Company's gross margin was a combination of STS gross margin of 53.0% and Systems gross margin of 38.9%. In 1995 the Company's gross margin was a combination of STS gross margin of 44.6% and Systems gross margin of 21.1%. STS increased gross margin from the 1995 level mainly due to the network synergies resulting from the March 1996 FII merger. Systems margins increased from 21.1% in 1995 to 38.9% in 1996. This increase was due primarily to the FII merger and the resultant change in the mix of systems revenue. The Company's Systems revenue was comprised of long-distance revenues outside of its building sites and the sale and ongoing maintenance of equipment to customers in and out of its building. The long distance component had margins in the range of 20-25%, while the sale of equipment, with its maintenance component, provides margins in the range of 35-40%. With the completion of the March 1996 merger of FII, the Company's sales mix in Systems became more concentrated in the equipment sale and maintenance end. Therefore, the Company's margin has increased accordingly.

In addition the revenues generated from the management agreement with ICS Communications, Inc. ("ICS") have been included in Systems revenue. Since the associated cost for this revenue of $5 million is in the selling, general and administrative expense, it has a positive effect on Systems gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") as a percentage of revenue increased to 35.2% for 1996, compared to 34.4% for 1995. This increase was due to the merger with FII, principally in the Systems division, as the higher margin sale of equipment and maintenance requires sales and support personnel.

Operating income

Operating income increased by $17.3 million, or 854.6%, to $19.3 million in 1996, from $2.0 million in 1995. The increase was mainly due to the merger with FII.

Equity in loss if affiliates

The Company recorded an equity loss of $3.9 million, $3.7 of which came as a result of STC losses of $8.9 million for the year ended December 31, 1996. The remaining $.2 million came as a result of the Company's portion of the losses incurred by Shared Technologies of Canada, Inc.

Interest expense

Interest expense, net of interest income, increased by $22.2 million to $22.9 million for 1996, compared to $0.7 million in 1995. This increase was due to the merger with FII and the resulting bank and bond debt incurred as a result of the transaction. As of December 31, 1996, the Company has bank debt in the amount of $123.3 million and bond debt in the amount of $126.5 million. It should be noted that the interest on the bonds is initially accretive and, therefore, non-cash. The total non-cash portion of interest expense was $12.1 million as of December 31, 1996.

Extraordinary item - Loss on early retirement of debt

An extraordinary loss of $0.3 million for 1996 was recorded to reflect the expense associated with the early retirement of pre-merger bank debt which was paid at the conclusion of the March 1996 FII merger.

Income tax expense

The Company's income tax expense of $.8 million consisted of actual payments of tax for approximately $.2 million and the reversal of a tax asset benefit of $.6 million. Since the March 1996 merger, and the corresponding loss due primarily to interest charges on debt, the company reversed its tax benefit.

Net income (loss)

As a result of the factors listed above, net loss for the year ended December 31, 1996 was $8.6 million compared to net income of $.9 million for 1995.


Net (loss) income applicable to common stockholders

As a result of the FII merger, the Company issued additional mandatorily redeemable preferred stock, this resulted in the Company recording higher preferred cash dividends and non-cash dividends through the accretion of these instruments to liquidation values.


Year Ended December 31, 1995 compared to Year Ended December 31, 1994

Revenues

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

Gross margin

Gross  margin  dropped  to 38.7% of  revenues  for 1995 from  42.3% for 1994,  a reduction of 3.6%. The following table sets forth the components of the Company's overall gross margin for 1995 as a factor of sales percentage and gross margin percentage per line of business:
                                                                        Weighted
     Division                           Revenues           GM              GM
     ---------------------------------------------------------------------------


     STS                                   74.7%        44.6%              33.3%

     Systems                               25.3%        21.1%               5.4

        Company Total                     100.0%                           38.7%
                                   ==============                 ==============

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

Liquidity and Capital Resources

Net cash provided by operations reached $24.4 million in 1996 compared to $4.9 million in 1995 and $3.1 million in 1994. The Company's working capital deficit was $8.8 million at December 31, 1996 compared to $3.4 million and $3.7 million for December 31, 1995 and 1994 respectively. The increase in the Company's working capital deficit was directly related to the March 1996 merger with FII and the current portion of bank debt raised as part of this transaction. The Company's current portion of long-term debt and capital leases went from $2.9 million in the year ended December 31, 1995 to $13.6 million in the year ended December 31, 1996.

The merged Company has continued to invest in capital equipment directed at internal growth, expansion into new operations and upgrading telecommunication equipment at existing locations. The Company invested $9.7 million in the purchase of equipment in 1996 compared to $3.7 million and $3.2 million in 1995 and 1994, respectively. The Company invested $225.9, net of cash, acquired in the merger of FII and had invested $5.3 million to complete two other acquisitions; Office Telephone Management in June 1995 and Access Telecommunications Group, LP in June 1994.

Financing activities were focused primarily on raising capital to provide cash for investing activities. For the year ended 1996 the company raised $125 million of bank debt of which $5 million was the amount taken down on a $25 million revolver, and $115 million in Senior Subordinated Discount Notes both in connection with the March 1996 merger with FII. Additionally, the Company received $3.2 million from the exercise of employee and director options as well as the exercise of warrants issued in conjunction with its Preferred D stock. The Company paid $9.4 million in deferred financing and debt issuance costs and $8.4 million in payments to affiliates, both of which are related directly to the merger with FII. It paid $1.5 million in preferred stock dividends and $12.7 million for repayments of debt. During 1995 the Company borrowed $2.7 million and raised $1.2 million from sales of common stock to help finance the current year's equipment purchases and the acquisition of OTM. During 1994 approximately $4.6 million was raised from sales of common and preferred stock to help the Company fund operations. In 1995 and 1994 the Company spent $4.6 million to repay notes, long-term debt and capital lease obligations.

Cash requirements for 1997 will be significant due to the merger with FII and the continued payments of its principal and interest for debt. The Company anticipates that it will continue repaying its borrowings and providing cash flow for operations and capital expenditures through cash flow from operations. As of March 1997 the Company has a credit facility available of approximately $15 million.

The initial cost of capital equipment to establish shared telecommunications services in a building typically ranges from $50,000 to $80,000 with additional start-up working capital expenditures of less than $50,000. The Company currently anticipates that capital expenditures for 1997 will be approximately $13.5 million.

Due to the Company's net operating loss carryforwards, the Company currently anticipates minimal federal income tax payments during 1997.

The Company does not anticipate inflation to materially impact its operations in 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Shared Technologies Fairchild Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Shared Technologies Fairchild Inc. and subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The summarized financial data for Shared Technologies Cellular Inc., contained in Note 4 are based on the financial statements of Shared Technologies Cellular Inc., which were audited by other auditors. Their report has been furnished to us and our opinion, insofar as it relates to the data in Note 4, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Shared Technologies Fairchild Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                   /s/ Arthur Anderson LLP


Washington, D.C.
March 7, 1997

                    Report of Independent Public Accountants



To the Stockholders and Board of Directors of Shared Technologies Fairchild Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Shared Technologies Fairchild Inc. and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shared Technologies Fairchild Inc. and Subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the two-year period then ended in conformity with generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for its investment in one of its subsidiaries.

                                                 ROTHSTEIN, KASS & COMPANY, P.C.




Roseland, New Jersey
March 1, 1996

               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                      (IN THOUSANDS EXCEPT PER SHARE DATA)





                                                      ASSETS

                                                                                                     1996         1995
                                                                                                   -------       ------
CURRENT ASSETS:
     Cash and cash equivalents                                                                    $ 2,703      $   476
     Billed accounts receivable, less allowance for doubtful accounts of
      $611 and $410, respectively                                                                  23,752        9,855
     Unbilled accounts receivable                                                                   8,811         -
     Advances to affiliates                                                                           -            985
     Inventories                                                                                    1,976         -
     Other current assets                                                                           1,853          754
                                                                                                  -------       ------
                  Total current assets                                                             39,095       12,070
                                                                                                  -------       ------


PROPERTY AND EQUIPMENT, AT COST:
     Telecommunications                                                                            90,158       28,904
     Office and data processing
                                                                                                    5,776        6,049
                                                                                                  -------       ------
                                                                                                   95,934       34,953
         Accumulated depreciation and amortization                                                 28,169       18,305
                                                                                                  -------       ------
                  Property and equipment, net                                                      67,765       16,648
                                                                                                  -------       ------




OTHER ASSETS:
     Costs in excess of net assets acquired, less accumulated amortization
          of $6,189 and $792                                                                      253,329       10,280
     Deferred financing and debt issuance costs                                                     8,513        1,263
     Investment in affiliates                                                                         457        1,581
     Deferred income taxes                                                                             -           560
     Other                                                                                            407          461
                                                                                                  -------       ------
                                                                                                  262,706       14,145
                                                                                                  -------       ------
                  Total assets                                                                   $369,566      $42,863
                                                                                                 ========      =======




The accompanying notes are an integral part of these consolidated balance sheets







               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                      (IN THOUSANDS EXCEPT PER SHARE DATA)





                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                    1996        1995
                                                                                                  -------     -------

CURRENT LIABILITIES:
     Current portion of long-term debt and capital lease obligations                             $ 13,576     $ 2,870
     Accounts payable                                                                              17,356       9,035
     Accrued expenses                                                                               9,558       2,221
     Advanced billings                                                                              6,935       1,337
     Accrued dividends                                                                                435         -
                                                                                                  -------     -------
                  Total current liabilities                                                        47,860      15,463
                                                                                                  -------     -------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                      238,261       4,128

REDEEMABLE PUT WARRANT                                                                              1,069         428
                                                                                                  -------     -------
                  Total liabilities                                                               287,190      20,019
                                                                                                  -------     -------
REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.01 par value, authorized 250
     shares, outstanding  250 shares in 1996                                                       25,000         -
                                                                                                  -------     -------
REDEEMABLE SPECIAL PREFERRED STOCK, $0.01 par value, authorized
     200 shares, outstanding 200 shares in 1996                                                    14,167         -
                                                                                                  -------     -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value-
         Series C, authorized 1,500 shares, outstanding 428 and 907 shares
          in 1996 and 1995, respectively                                                                4           9
         Series D, authorized 1,000 shares, outstanding 441 and 457 shares
           in 1996 and 1995, respectively                                                               4           5
     Common stock, $0.004 par value, authorized 50,000 shares,
       outstanding 15,682 and 8,506 shares in 1996 and 1995, respectively                              63          34
     Capital in excess of par value                                                                76,054      44,777
     Accumulated deficit                                                                          (32,916)    (21,981)
                                                                                                  -------     -------
                  Total stockholders' equity                                                       43,209      22,844
                                                                                                   ------      ------
                  Total liabilities and stockholders' equity                                     $369,566     $42,863
                                                                                                 ========     =======


The accompanying notes are an integral part of these consolidated balance sheets







               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                         1996        1995        1994
                                                                                         ----        ----        ----

REVENUES:
     Shared telecommunications services                                                $96,016       $35,176     $28,667
     Telecommunications systems                                                         61,225        11,910       6,483
     Cellular services                                                                    -             -         10,217
                                                                                       -------        ------      ------
                  Total revenues                                                       157,241        47,086      45,367
                                                                                       -------        ------      ------
COST OF REVENUES:
     Shared telecommunications services                                                 45,133        19,473      15,717
     Telecommunications systems
                                                                                        37,439         9,399       5,161
     Cellular services
                                                                                          -             -          5,294
                                                                                       -------        ------      ------
                  Total cost of revenues                                                82,572        28,872      26,172
                                                                                       -------        ------      ------

GROSS MARGIN                                                                            74,669        18,214      19,195

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            55,329        16,188      16,909
                                                                                       -------        ------      ------
OPERATING INCOME                                                                        19,340         2,026       2,286
                                                                                       -------        ------      ------
OTHER (EXPENSE) INCOME:
     Gain on sale of subsidiary stock                                                        -         1,375         -
     Equity in loss of affiliates                                                       (3,927)       (1,752)        -
     Interest expense                                                                  (22,903)         (882)      (522)
     Interest income                                                                        15           205        163
     Minority interest in net income of subsidiaries
                                                                                             -            -        (128)
                                                                                       -------        ------      ------
                                                                                       (26,815)      (1,054)       (487)
                                                                                       -------        ------      ------
(LOSS) INCOME BEFORE INCOME TAX (PROVISION) BENEFIT AND
     EXTRAORDINARY ITEM
                                                                                        (7,475)         972       1,799

INCOME TAX (PROVISION) BENEFIT                                                            (783)         (45)        487
                                                                                       -------       ------      ------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                                                 (8,258)         927       2,286

EXTRAORDINARY ITEM, LOSS ON EARLY RETIREMENT OF DEBT                                      (311)           -          -
                                                                                       -------       ------      ------
                  Net (loss) income                                                     (8,569)         927       2,286

PREFERRED STOCK DIVIDENDS                                                               (2,366)        (398)       (478)
                                                                                       -------       ------
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS                                   $(10,935)    $    529    $  1,808
                                                                                      ========     ========    ========
(LOSS) INCOME PER COMMON SHARE:
     (Loss) income before extraordinary item                                          $  (0.77)    $   0.06    $   0.27
     Extraordinary item                                                                  (0.02)           -          -
                                                                                       -------       ------      ------
                  Net (loss) income                                                   $  (0.79)    $   0.06    $   0.27
                                                                                      ========     ========    ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                              13,787        8,482       6,792
                                                                                      ========     ========    ========


The accompanying notes are an integral part of these consolidated financial statements.










               SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)



                                                                        SERIES C                SERIES D             SERIES E
                                                                     PREFERRED STOCK        PREFERRED STOCK      PREFERRED STOCK
                                                                     ---------------        ---------------      ---------------
                                                                  SHARES        AMOUNT    SHARES       AMOUNT  SHARES       AMOUNT
                                                                  ------        ------    ------       ------  ------       ------
BALANCE, JANUARY 1, 1994                                             988          $10        453          $5        -        $  -
     Preferred stock dividends
     Dividend accretion of redeemable put warrant
     Exercise of common stock options and warrants
     Proceeds from sale of Series D preferred stock                                            4
     Issuances for acquisitions                                                                                   400           4
     Proceeds from sale of common stock, net of expenses
       of $371
     Common stock issued in lieu of compensation and conversion
       of Series C preferred stock and other                         (81)          (1)
     Net income                                                        -            -          -           -        -           -

BALANCE, DECEMBER 31, 1994                                           907            9        457           5      400           4
     Preferred stock dividends
     Dividend accretion of redeemable put warrant
     Exercise of common stock options and warrants
     Issuance of common stock
     Conversion of preferred stock                                                                               (400)         (4)
     Proceeds from sale of common stock, net of expenses of $112

     Common stock issued in lieu of compensation and payment of accrued expenses
     Net income                                                        -            -          -           -        -           -

BALANCE, DECEMBER 31, 1995                                           907            9        457           5        -           -
     Preferred stock dividends
     Exercise of common stock options and warrants
     Issuance of common stock
     Conversion of preferred stock                                  (479)          (5)       (16)         (1)
     Issuance of common stock for benefit plan                      ----         ----       ----        ----      ----       ----
     Net loss
BALANCE, DECEMBER 31, 1996                                           428        $   4        441       $   4        -       $   -
                                                                    ====         ====       ====        ====      ====       ====



       SERIES F                                                          OBLIGATIONS
   PREFERRED STOCK          COMMON STOCK       CAPITAL IN                 TO ISSUE         TOTAL
   ---------------          ------------       EXCESS OF   ACCUMULATED     COMMON      STOCKHOLDERS'
 SHARES       AMOUNT    SHARES       AMOUNT    PAR VALUE     DEFICIT       STOCK          EQUITY
 ------       ------    ------       ------    ---------     -------       -----          ------
      -        $  -      5,190         $21       $31,759     $(24,248)     $1,756         $  9,303
                                                                 (478)                        (478)
                                                                  (25)                         (25)
                            26                        71                                        71
                                                      (1)                                       (1)
    700           7                                4,989                                     5,000

                         1,329            6        4,556                                     4,562

                            83                       114                       50              163
                                                                2,286                        2,286
      -           -          -            -            -            -           -                -
    700           7      6,628           27       41,488      (22,465)      1,806           20,881
                                                                 (398)                        (398)
                                                                  (45)                         (45)
                            17                        70                                        70
                           405            2        1,804                   (1,806)              -
   (700)         (7)     1,100            4            7                                        -

                           300            1        1,162                                     1,163

                            56                       246                                       246
                                                                  927                          927
      -           -          -            -            -            -          -                -

      -           -      8,506           34       44,777      (21,981)         -            22,844
                                                               (2,366)                      (2,366)
                           675            3        3,210                                     3,213
                         6,000           24       27,726                                    27,750
                           442            1            5                                        -
                            59            1          336                                       337
                                                               (8,569)                      (8,569)
   ----        ----       ----         ----      -------     --------     ------            ------
      -       $   -     15,682        $  63      $76,054     $(32,916)      $  -           $43,209
   ====        ====     ======         ====       ======      =======     ======            ======


 The accompanying notes are an integral part of these consolidated financial statements.







              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)




                                                                                    1996         1995        1994
                                                                                    ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                          $  (8,569)     $   927   $  2,286
     Adjustments-
         Loss on early retirement of debt                                             311          -          -
         Depreciation and amortization                                             15,530        3,967      3,702
         Provision for doubtful accounts                                               32          321        413
         Gain on sale of subsidiary stock                                               -       (1,375)         -
         Accretion on 12 1/4% bonds                                                11,526            -          -
         Accretion on put warrant                                                     641            -          -
         Equity in loss of affiliate                                                3,927        1,752          -
         Common stock of subsidiary issued for services                                 -            -         16
         Stock options and common stock issued in lieu of
           compensation and other                                                     337          177        114
         Minority interest in net income of subsidiaries                                -            -        128
         Gain on sale of franchise                                                      -            -       (202)
         Amortization of discount on note                                               -           90         52
         Change in assets and liabilities, net of effect of acquisitions:
              Accounts receivable                                                     (86)      (2,639)    (2,147)
              Other current assets                                                    483          (52)      (179)
              Other assets                                                             83                    (430)
              Deferred income taxes                                                   560          (10)      (550)
              Accounts payable                                                     (4,277)       2,208      1,629
              Accrued expenses                                                      2,261         (556)    (1,707)
              Advanced billings                                                     1,203           68        (67)
              Other liabilities                                                       435            -          -
                                                                                   ------        -----      -----
                  Net cash provided by operating activities                        24,397        4,878      3,058
                                                                                   ------        -----      -----

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment                                                        (9,702)      (3,679)    (3,223)
     Acquisitions, net of cash acquired                                          (225,924)      (1,382)    (3,948)
     Payments to affiliate                                                         (8,407)           -          -
     Deferred merger costs                                                              -         (750)         -
     Other investments                                                             (2,804)        (106)         -
     Long-term deposits                                                                 -          (10)         -
                                                                                   ------        -----      -----
                  Net cash used in investing activities                          (246,837)      (5,927)    (7,171)
                                                                                   ------        -----      -----










               Shared Technologies Fairchild Inc. and Subsidiaries


                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1996, 1995, and 1994
                                 (In Thousands)
                                   (Continued)


                                                                                    1996         1995        1994
                                                                                   ------       ------      ------
Cash flows from financing activities:
     Repayments of long-term debt and capital lease obligations                  $(12,662)     $(2,226)    $(2,409)
          Proceeds from borrowings-                                                     -        2,684       2,315
          Credit Facility term loans                                              120,000            -           -
          Revolving Credit Facility                                                10,000            -           -
          Senior Subordinated Discount Notes                                      114,999            -           -
     Proceeds from sales of common and preferred stock                              3,213        1,233       4,631
     Preferred stock dividends paid                                                (1,467)        (398)       (478)
     Deferred financing and debt issuance costs                                    (9,416)           -           -
     Cash of subsidiary previously consolidated                                         -          (10)          -
     Repayment of advances to subsidiary                                                -           70           -
     Deferred registration costs                                                        -            -        (182)
                                                                                ---------     --------    --------
                  Net cash provided by financing activities                       224,667        1,353       3,877
                                                                                ---------     --------    --------

NET INCREASE (DECREASE) IN CASH                                                     2,227          304        (236)


CASH, beginning of year                                                               476          172         408
                                                                                ---------     --------    --------
CASH, end of year                                                                $  2,703      $   476    $    172
                                                                                =========     ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the years for-
         Interest                                                               $  11,377      $   856    $    441
         Income taxes                                                                 223           84         -

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Obligations to issue common stock in connection with acquisitions               -             -            50
     Issuance of preferred stock in connection with acquisition                    38,269          -         5,000
     Issuance of common stock to acquire FII                                       27,750          -           -
     Redeemable put warrant issued in connection with bank financing                 -             -           358
     Capital lease obligations incurred for lease of new equipment                   -             355          64
     Dividend accretion on redeemable put warrant                                    -              45          25
     Dividend accretion on preferred stock                                            899          -           -
     Costs of intangible assets included in accounts payable                         -             -           203
     Note received for sale of franchise                                             -             -           202
     Issuance of note relating to acquisition                                        -             800         -
     Issuance of common stock to settle accrued expenses                             -              69         -
     Deferred merger costs included in accounts payable                              -             513         -
     Reclassification of advance to subsidiary to investment in subsidiary

                                                                                     -           1,184         -



 The accompanying notes are an integral part of these consolidated financial statements.







               Shared Technologies Fairchild Inc. and Subsidiaries


                   Notes to Consolidated Financial Statements
                        As of December 31, 1996 and 1995
                      (In Thousands Except per Share Data)




1.   BUSINESS AND ORGANIZATION:

On March 13, 1996, Shared Technologies Inc. merged with Fairchild Industries, Inc. ("FII"), and changed its name to Shared Technologies Fairchild Inc. ("STFI") (see Note 3).

STFI, together with its subsidiaries (collectively the "Company") operates in the telecommunications industry by providing shared telecommunications services ("STS") and telecommunications systems ("Systems") which provides telecommunications and office automation services and equipment to tenants of office buildings. One of the Company's affiliates, Shared Technologies Cellular Inc. ("STC"), is a national cellular service provider, offering short-term rentals, prepaid and activation services through major retail outlets across the United States.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries in which the Company has a controlling interest. The effects of all significant intercompany transactions have been eliminated in consolidation. Investments in companies owned between 20 and 50 percent by the Company are recorded using the equity method.

CASH EQUIVALENTS/STATEMENTS OF CASH FLOWS

For purposes of these statements, the Company considers all highly liquid investments with original maturity dates of three months or less as cash equivalents. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

UNBILLED RECEIVABLES AND ADVANCED BILLINGS

Unbilled receivables arise from those contracts under which billings can only be rendered upon the achievement of certain contract stages or upon submission of appropriate billing detail. Advanced billings represent pre-billings for services not yet rendered. Advanced billings are generally for services to be rendered within one year.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined primarily using the weighted average method. The inventories consist of telecommunications equipment to be installed at customer sites.

PROPERTY AND EQUIPMENT

Properties are stated at cost and depreciated over estimated useful lives, generally on a straight-line basis. All telecommunications equipment is classified as equipment. No interest costs were capitalized in any of the years presented. Useful lives for property and equipment are:

     Telecommunications equipment                           8 years
     Office and data processing                         3 - 8 years

Depreciation expense related to property and equipment amounted to $10,133, $3,534 and $3,123 for 1996, 1995 and 1994, respectively.

REVENUE RECOGNITION

The majority of the Company's revenues are related to the sale and installation of telecommunications equipment and services and maintenance after the sale. Service revenues are billed and earned on a monthly basis. For systems installations, usually three to five months, the Company uses the percentage-of-completion method, measured by costs incurred versus total estimated cost at completion. The Company bills equipment rentals, local telephone access service and maintenance contracts in advance. The deferred revenue is relieved when the revenue is earned. Systems and equipment sales are recognized at time of shipment.

USE OF ESTIMATES

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

AMORTIZATION OF COST IN EXCESS OF NET ASSETS ACQUIRED

The excess of cost of purchased businesses over the fair value of their net assets at acquisition dates is being amortized on a straight-line basis primarily over 40 years. The Company recorded amortization of $5,397, $433 and $579 for the years ended 1996, 1995 and 1994, respectively.

DEFERRED FINANCING AND DEBT ISSUANCE COSTS

Costs incurred related to the issuance of debt are deferred and are being amortized over the life of the related debt. The amortization of deferred financing and debt issuance costs included in interest expense was $939 in 1996.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

INCOME (LOSS) PER COMMON SHARE

Primary income (loss) per common share is computed by deducting preferred stock dividends from net income. The resulting net income applicable to common stock, is divided by the weighted average number of common shares outstanding, including the dilutive effect, if any, of options, warrants and obligations to issue common stock.

Fully diluted income (loss) per common share is computed by dividing net income applicable to common stock by the weighted average number of common and common equivalent shares and the effect of preferred stock conversions, if dilutive. Fully diluted income (loss) per common share is substantially the same as primary income (loss) per common share for the years ended December 31, 1996, 1995 and 1994.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets, including property and equipment, goodwill and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

RECLASSIFICATIONS

Certain reclassifications to prior year financial statements were made in order to conform with the current year presentation.

3.   THE MERGER AGREEMENT AND OTHER ACQUISITIONS:

On March 13, 1996, the Company's stockholders approved and the Company consummated its merger with FII, a subsidiary of RHI Holdings, Inc. ("RHI") for consideration of $295,191 of securities and assumed debt. Under the merger agreement, STFI issued to RHI 6,000 shares of common stock, 250 shares of convertible preferred stock with a $25,000 initial liquidation preference and 200 shares of special preferred stock with a $20,000 initial liquidation preference (see Note 8). The Company issued 12 1/4 percent Senior Subordinated Discount Notes Due 2006 with an initial accreted value of $114,999 and received $125,000 (of an available $145,000) in loans from a credit facility with financial institutions (see Note 6). The funds were used primarily for the retirement of certain liabilities assumed from FII in connection with the merger, and the retirement of the Company's existing credit facility. In connection with the merger, the Company entered into two-year employment agreements with key employees for annual compensation aggregating $1,250, and adopted the 1996 Equity Incentive Plan. The merger was accounted for using the purchase method of accounting and resulted in $248,117 of cost in excess of net assets acquired, which is being amortized over 40 years.

On June 30, 1995, the Company purchased all of the outstanding capital stock of Office Telephone Management ("OTM"). OTM provides telecommunication management services primarily to businesses located in executive office suites. The purchase price was $2,135 of which $1,335 was paid in cash and the balance through the issuance of an $800 note, (discounted at 8.59 percent) payable June 30, 2005.

In June 1994, the Company  acquired all of the  partnership  interests in Access
Telecommunication Group, L.P. and Access Telemanagement, Inc. (collectively Access). The purchase price was $9,252 of which $4,252 was paid in cash and the balance through the issuance of 400 shares of Series E Preferred Stock valued at $3.75 per share and 700 shares of Series F Preferred Stock valued at $5.00 per share.

The following unaudited pro forma financial statements of operations for 1996 and 1995 give effect to the acquisitions as if they had occurred on January 1 of each year.

                                                            1996          1995
                                                           ------        ------
                                                              (Unaudited)


Revenues                                                 $184,525      $174,852
Income before extraordinary items                          (4,621)       (8,528)
Net income                                                 (4,932)       (8,528)
Net income available to common stockholders                (8,520)      (12,246)

(Loss) income per common share:
     (Loss) income before extraordinary item             $  (0.60)     $  (0.86)
     Extraordinary item                                     (0.02)         -
                                                         --------      --------
     Net (loss) income                                   $  (0.62)     $  (0.86)
                                                         ========      ========

4.   INVESTMENT IN AFFILIATE:

During December 1995, STC issued approximately $3,000 in voting preferred stock to third parties. The voting rights assigned to the preferred stock reduced the Company's voting interest in STC to approximately 42.7 percent, resulting in the Company's loss of voting control of STC. As a result of additional common stock issuances to third parties, partially offset by the Company's receiving 250 shares of STC Series B voting Convertible Preferred Stock, the Company's voting interest in STC was reduced to approximately 41.3 percent during 1996. Accordingly, STC has been accounted for on the equity method for 1996 and 1995.

The summarized balance sheet of STC as of December 31, 1996 and 1995, and the related summarized statement of operations of STC for the years then ended, are as follows:



                                                                   1996        1995
                                                                  ------      ------
Summarized balance sheet:
     Current assets                                              $ 2,070     $ 5,824
     Telecommunications and office equipment, net                  2,131       2,158
     Other assets                                                 10,061       6,396
                                                                 -------     -------
                  Total assets                                   $14,262     $14,378
                                                                 =======     =======
     Current liabilities                                         $11,045       7,676
     Note payable                                                    360       1,600
                                                                 -------     -------
                  Total liabilities                               11,405       9,276
     Stockholders' equity                                          2,857       5,102
                                                                 -------     -------
                  Total liabilities and stockholders' equity     $14,262     $14,378
                                                                 =======     =======


Summarized statement of operations:
     Revenues
     Gross margin                                                $20,914     $13,613
     Operating loss                                                7,285       5,026
     Net loss                                                      6,888       2,989
                                                                   8,796       2,848




5.   Accrued Expenses:

Accrued expenses at December 31, 1996 and 1995, consist of the following:

                                                                   1996        1995
                                                                  ------      ------
State sales and excise taxes                                      $1,986      $1,040
Deferred lease obligations                                            -          222
Property taxes                                                       230         150
Concession fees                                                      204         176
Salaries and wages                                                 3,598          -
Other                                                              3,540         633
                                                                  ------      ------
                                                                  $9,558      $2,221
                                                                  ======      ======


6.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

Long-term debt and capital lease obligations at December 31, 1996 and 1995, consist of the following:

                                                          1996          1995
                                                        ---------     --------
Credit Facility Term Loans                              $113,250       $    -
Revolving Credit Facility                                 10,000            -
Senior Subordinated Discount Notes                       126,525            -
Bank Revolver                                                  -        2,174
Other long-term debt and capital leases                    2,062        4,824
                                                        ---------     --------
                                                         251,837        6,998
                                                        ---------     --------
Less- Current portion                                     13,576        2,870
                                                        ---------     --------
                                                        $238,261       $4,128
                                                        =========     ========

THE CREDIT FACILITY

The Company, through its wholly owned subsidiary, Shared Technologies Fairchild Communications Corp. ("STFCC"), entered into a Credit Facility with a consortium of banks upon the merger with FII in March 1996. The Credit Facility consists of
(a) a Tranche A Senior Secured Term Loan Facility providing for term loans to the Company in a principal amount not to exceed $50.0 million (the "Tranche A Term Facility"); (b) a Tranche B Senior Secured Term Loan Facility providing for term loans to the Company in a principal amount not to exceed $70.0 million (the "Tranche B Term Facility" and, together with the Tranche A Term Facility, the "Term Facilities"); and (c) a Senior Secured Revolving Credit Facility providing for revolving loans to the Company in an aggregate principal amount at any time not to exceed $25 million (the "Revolving Facility").

The Tranche A Term Facility requires quarterly payments due over 5 years; $44,750 was outstanding at year end. The Tranche B Term Facility requires quarterly payments over 7 years; $68,500 was outstanding at year end.

The Company will be required to make mandatory prepayments of loans in amounts, at times and subject to exceptions (a) in respect of 75 percent (subject to step-down based upon a leverage ratio test) of consolidated excess cash flow of the Company and its subsidiaries, (b) in respect of 100 percent of the net proceeds of certain dispositions of assets or the stock of subsidiaries or the incurrence of certain indebtedness by the Company or any of its subsidiaries and
(c) in respect of 100 percent (subject to step-down based upon a leverage ratio test) of the net proceeds of the issuance of any equity securities by the Company or any of its subsidiaries. At the Company's option, loans may be repaid, and revolving credit commitments may be permanently reduced, in whole or in part, at any time.

The obligations of the Company's wholly owned subsidiary, STFCC, under the Credit Facility are unconditionally and jointly and severally guaranteed by the Company and the subsidiary guarantors. In addition, the Credit Facility is secured by first priority security interests in all the capital stock and the tangible and intangible assets of the Company and the guarantors, including all the capital stock of, or other equity interests in, the Company and each direct or indirect domestic subsidiary of the Company. The wholly owned subsidiary, STFCC, is restricted from payment of dividends or other distributions to its parent, STFI, except to the extent necessary to pay preferred dividends and other identified items.

At the Company's option, the interest rates per annum applicable to the Credit Facility will be either Adjusted LIBOR plus a margin ranging from 2.75 to 3.50 percent, or the Adjusted Base Rate plus a margin ranging from 1.75 to 2.50 percent. The Alternate Base Rate is the higher of Credit Suisse's Prime Rate and the Federal Funds Effective Rate plus 0.5 percent. At December 31, 1996, the interest rate for the Tranche A Term Facility was 8.375 percent and the interest rate for the Tranche B Term Facility was 9.125 percent. The Revolving Facility interest rates at year end ranged from 8.125 to 10.0 percent.

As required under the Credit Agreement, the Company entered into interest rate swap agreements with two commercial banks. The three contracts, each with a $10,000 notional amount, expire from May 1999 through May 2001. In order to protect the Company from interest rate increases, the agreements require the Company to pay a fixed interest rate in lieu of a variable interest rate. The Company accounts for the interest rate swaps as hedge agreements and recognizes interest expense based on the fixed rate.

The Credit Facility contains a number of significant covenants that, among other things, restricts the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Credit Facility, the Company is required to comply with specified financial ratios and tests, including a limitation on capital expenditures, a minimum Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") test (as defined), a fixed charge coverage ratio, an interest coverage ratio, a leverage ratio and a minimum net worth test.

SENIOR SUBORDINATED DISCOUNT NOTES

As part of the acquisition of FII, the Company also issued $163,637 of aggregate principal amount (with an initial accreted value of $114,999) of Senior Subordinated Discount Notes (the "Discount Notes"). The discount notes bear an annual interest rate of 12.25 percent with the principal fully due on March 1, 2006. Interest will begin accruing on March 1, 1999, with payments due semi-annually thereafter. The discount on the Discount Notes is being amortized to interest expense using the effective interest method over the three year accretion period, ending March 1, 1999.

The Discount Notes are not redeemable prior to March 1, 2001 except that, subject to certain limitations, until 1999, the Company may redeem, at its option, up to an aggregate of 25 percent of the principal amount of the Discount Notes at a specified redemption price plus accrued interest until the date of the redemption. On or after March 2001, the Discount Notes are redeemable at the option of the Company, in whole or in part, at the specified redemption prices plus accrued interest to the date of redemption.

Upon a change in control of the Company, as defined, the holders of the Discount Notes may require the Company to repurchase the Discount Notes at 101 percent of the accreted value plus accrued interest to the date of repurchase.

The Discount Notes of the Company's wholly owned subsidiary, STFCC, are subordinated to all existing and future senior indebtedness, as defined, of the Company. The Discount Notes are unconditionally and jointly and severely guaranteed on an unsecured senior subordinated basis by the Company and its subsidiary guarantors.

In addition to similar restrictions to the Credit Agreement, the indenture under which the Discount Notes were issued limits (i) the issuance of additional debt and preferred stock by the Company and subsidiaries, (ii) the payment of dividends on capital stock of the Company and its subsidiaries and the purchase, redemption or retirement of capital stock or indebtedness, (iii) investments and
(iv) sales of assets, including capital stock of subsidiaries.

BANK REVOLVER

In May 1994, the Company entered into a $5,000 financing agreement with a bank collateralized by certain assets of the Company. The agreement provided for a revolving credit line for a maximum, as defined, of $4,000 to be used for expansion in the shared telecommunications services business and a $1,000 term loan. The Company retired this debt in 1996 and recorded an extraordinary expense of $311.

DEBT MATURITY

Scheduled maturities on long-term debt and capital lease obligations are as follows:

Year Ending                                 Long-Term         Capital Lease
December 31,                                   Debt            Obligations
------------                                ----------         ------------
1997                                        $   13,036           $    540
1998                                            16,528                349
1999                                            11,926                 88
2000                                            10,120                 31
2001                                            31,370                  -
Thereafter                                     204,961                  -
                                            ----------         ------------
                  Subtotal                     287,941              1,008
                                            ----------         ------------
Less- Accretion of 12-1/4% discount notes      (37,112)                 -
                                            ----------         ------------
                  Total debt maturities       $250,829             $1,008
                                            ==========         ============



If the Company is unable to generate sufficient cash flow or otherwise fails to comply with the various debt covenants, it would be in default under the terms thereof. This would permit the holders of such indebtedness to accelerate the maturity of such indebtedness and could cause default under such indebtedness of the Company. The Company's ability to meet its obligations will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of the Company.

7.   REDEEMABLE PUT WARRANT:

In connection with the May 1994 bank financing agreement, the Company issued the bank a redeemable put warrant for a number of common shares of the Company's outstanding common stock, subject to certain anti-dilution adjustments. The warrant was redeemable at the Company's option prior to May 1996, and is redeemable at the bank's option at any time after May 1997. As defined in the agreement, the Company has guaranteed the bank a minimum of $500 in cash upon redemption of the warrant, and therefore, initially valued the warrant at the present value of the minimum guarantee discounted at 11.25 percent. To the extent that the

Company's stock price exceeds approximately $6.03 per share, the bank may elect to receive stock in lieu of the $500 cash as the value of the stock will exceed $500. At December 31, 1996, the Company's stock price was $9.125 per share. The Company has therefore accreted through interest expense the additional value due to the bank, resulting in a liability of $1,069 at year-end. The liability will continue to fluctuate until redemption based on the Company's stock price.

8.   REDEEMABLE PREFERRED STOCK:

CONVERTIBLE PREFERRED STOCK

In connection with the Merger, the Company issued non-voting Convertible Preferred Stock to RHI with an initial liquidation preference of $25.0 million. Dividends on the Convertible Preferred Stock are payable quarterly at the rate of 6 percent per annum in cash. If for any reason a dividend is not paid in cash when scheduled, the amount of such dividend shall accrue interest at a rate of 12 percent per annum until paid.

The Convertible Preferred Stock has a liquidation preference of $25.0 million in the aggregate plus an additional amount equal to the total amount of dividends the holder would have received if dividends were paid quarterly in cash at the rate of 10 percent per annum for the life of the issue, minus the total amount of cash dividends actually paid (the "Liquidation Preference"). Each share is convertible at any time at the option of the holder into such number of Common Shares as is determined by dividing the Liquidation Preference thereof by the conversion price of $6.375. The conversion price is subject to adjustment upon occurrence of adjustment events including, but not limited to, stock dividends, stock subdivisions and reclassifications or combinations.

The Convertible Preferred Stock is not redeemable at the Company's option during the first three years after issuance, but thereafter, upon 30 days' prior written notice, is redeemable at the Company's option at a redemption price of 100 percent of the Liquidation Preference. In March 2008, the Company is required to redeem 100 percent of the outstanding shares of Convertible Preferred Stock at the Liquidation Preference.

SPECIAL PREFERRED STOCK

In connection with the Merger, the Company issued non-voting Special Preferred Stock to RHI with an initial Liquidation Preference of $20.0 million and recorded at an initial fair value of $13,269. No dividends are payable on the Special Preferred Stock until 2007 when the outstanding Special Preferred Stock will receive a dividend at a rate equal to the interest rate on the Discount Notes and calculated on the then outstanding Liquidation Preference. The Special Preferred Stock's initial liquidation preference of $20.0 million will increase by $1.0 million each year after 1996 to a maximum liquidation preference of $30.0 million in 2007. The Company is accreting the Special Preferred Stock to $30.0 million using the effective interest method and records the accretion as preferred dividends.

Shares are redeemable at the Company's option at any time upon 30 days' prior written notice, at a redemption price of 100 percent of the Liquidation Preference. All outstanding Special Preferred Stock is mandatorily redeemable in its entirety at 100 percent of the Liquidation Preference upon a change of control of the Company and, in any event, in 2008. In addition, in

March of each year, commencing with March 31, 1997, the Company is required to redeem, at a price equal to 100 percent of the liquidation preference in effect from time to time, an amount of Special Preferred Stock equal to 50 percent of the amount, if any, by which the consolidated EBITDA, as defined, of the Company and its subsidiaries exceeds a specified amount for the immediately preceding year ended December 31. At December 31, 1996, the threshold was $47,000; therefore, no amounts were due.

9.   STOCKHOLDERS' EQUITY:

SHAREHOLDERS AGREEMENT

RHI and the Company are parties to a Shareholders Agreement pursuant to which they have agreed to cause the Board of Directors to consist at all times of eleven directors, with RHI having the ability to nominate three or four and the Chairman and Chief Executive Officer of the Company having the ability to nominate seven. Each party agrees to vote for the other party's nominees. Under the terms of the Shareholders Agreement, the Chairman and Chief Executive Officer of the Company and RHI have agreed to certain restrictions with respect to the resale of securities, other than the Special Preferred Stock, of the Company owned by them as of the date of the Merger.

The Shareholders Agreement terminates at such time as either the Chairman and Chief Executive Officer of the Company or RHI owns less than 25 percent of the shares of Common Stock owned respectively by such Stockholders on the date of the Merger or the current individual ceases to be Chief Executive Officer of the Company.

COMMON STOCK

The Company has authorized 50,000 shares of common stock at $0.004 par value per share with equal voting rights.

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

SERIES C PREFERRED STOCK

Series C Preferred Stock is non-voting and is entitled to a liquidation value of $4 per share and dividends of $.32 per share per annum, payable quarterly in arrears. These shares are convertible into common stock, at the holder's option, on a one share of common stock for two shares of Series C Preferred Stock basis, at any time, subject to certain anti-dilution protection for the Preferred Stockholders. At the Company's option, the Series C Preferred Stock is redeemable, in whole or in part, at any time after June 30, 1993, at $6 per share plus all accrued dividends.

SERIES D PREFERRED STOCK

In December 1993, the Company commenced a private placement to sell to certain investors units consisting of one share of Series D Preferred Stock and one warrant to purchase one share of common stock. As of December 31, 1995, the Company had sold 457 units for net proceeds of $1,740, after deducting expenses of $430. Series D Preferred Stock is entitled to dividends of 5 percent per annum, payable quarterly, and may be redeemed for $7 per share, plus all accrued dividends, at the option of the Company. The shares are non-voting and are convertible into shares of the Company's common stock on a one-for-one basis at the holder's option. The shares are senior to all shares of the Company's common stock and junior to Series C Preferred Stock. The common stock purchase warrants are exercisable at a per share price of $5.75. In connection with the offering, an investment banking firm received warrants to purchase 16 shares of the Company's common stock at an exercise price of $5.75 per share. As of December 31, 1996, 428 warrants had been exercised.

SERIES E PREFERRED STOCK

The Series E Preferred Stock was converted into 400 shares of common stock in January 1995. The holders also received warrants, which expire on December 31, 1999, to purchase 175 shares of the Company's common stock, at an exercise price of $4.25 per share, subject to certain anti-dilutive provisions.

SERIES F PREFERRED STOCK

These shares were converted on August 1, 1995 into 700 shares of common stock. In 1996, an additional 111 shares of the Company's common stock were issued in connection with the provisions of conversion of the Series F Preferred Stock, as defined.

Additionally, the Company issued warrants to the sellers of Access to purchase 225 shares of the Company's common stock at an exercise price of $4.25 per share, subject to certain anti-dilution adjustments.

10.  GAIN ON SALE OF SUBSIDIARY COMMON STOCK:

In April 1995, STC completed its SB-2 filing with the Securities and Exchange Commission and became a public company. Prior to this date, STC was approximately an 86 percent owned subsidiary of the Company. STC sold 950 shares of common stock at $5.25 per share, which generated net proceeds of approximately $3,274 after underwriters' commissions and offering expenses. The net effect of the public offering on the consolidated financial statements was a gain of approximately $1,375.

11.  STOCK OPTION PLANS:

1987 STOCK OPTION PLAN

Under the 1987 Stock Option Plan (the "1987 Plan"), the Company is authorized to issue options to purchase an aggregate of 1,200 shares of Common Stock of the Company. All options granted are exercisable at the date of grant, with a term of five to ten years and are exercisable in accordance with vesting schedules set individually by the Board of Directors. As of December 31, 1996, approximately 131 options were available for grant. Options to purchase 556 shares of common stock were outstanding at December 31, 1996.

BOARD OF DIRECTORS STOCK OPTION PLAN

The Board of Directors Stock Option Plan (the "Directors' Plan"), was adopted by the Board of Directors in 1994 and accepted by the stockholders of the Company in 1995. Under the Directors' Plan, an "independent director" is a director of the Company who is neither an employee nor a principal stockholder of the Company. The Directors' Plan provided for a one-time grant of an option to purchase 15 shares of common stock to all independent directors who served during the 1994-95 term.

Each independent director who received the initial one-time option grant in 1994, and who was elected to a new term as a director in 1995 or is reelected in 1996, shall receive upon such reelection a grant of an option for 5 or 10 options, respectively. Reelection after 1996 of any independent director in service as of September 22, 1994, shall entitle such director to a grant of 15 options.

All options issued under the Directors' Plan are exercisable at the closing bid price for the date preceding the date of grant. The options vest over three years and are exercisable for so long as the optionee continues as an independent director and for a period of 90 days after the optionee ceases to be a director of the Company. The maximum term of the option is ten years from the date of grant. The maximum number of shares of common stock which may be issued under the Directors' Plan is 250 shares, of which options to purchase 145 are outstanding as of December 31, 1996.

1996 EQUITY INCENTIVE PLAN

In connection with the acquisition of FII, the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan"), pursuant to which the Company will offer shares, and share-based compensation, to key employees. The 1996 Plan provides for the grant to eligible employees of stock options, stock appreciation rights, restricted stock, performance shares, and performance units (the "Awards"). The 1996 Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee").

The 1996 Plan provides that not more than 1,500 shares of common stock will be granted under the 1996 Plan, subject to certain anti-dilutive adjustments. The exercise price will be set by the Compensation Committee, but can not be less than the market value of the stock at date of issuance. Stock appreciation rights may be granted only in tandem with stock options. Options to purchase 1,478 shares of common stock were outstanding at December 31, 1996.

SUMMARY ACTIVITY


                                                        NUMBER OF                        WEIGHTED
                                                         OPTIONS           RANGE          AVERAGE
                                                        ---------      -------------    ----------
Balance outstanding, January 1, 1994                         464       $1.72 - 11.00        $4.06
     Granted                                                 317        3.25 - 4.50          3.60
     Expired                                                 (59)       4.00 - 5.50          5.43
     Exercised                                               (25)          2.84              2.84
                                                        ---------      -------------    ----------
Balance outstanding, December 31, 1994                       697       1.72 - 11.00          3.78
     Granted                                                  40           4.13              4.13
     Expired                                                  (2)       5.00 - 5.72          5.16
     Exercised                                                (2)       2.28 - 2.84          2.58
                                                        ---------      -------------    ----------
Balance outstanding, December 31, 1995                       733       1.72 - 11.00          3.79
     Granted                                               1,716        4.13 - 7.75          4.50
     Expired                                                 (32)           4.38             4.38
     Exercised                                              (238)       1.72 - 5.50          3.48
                                                        ---------      -------------    ----------
Balance outstanding, December 31, 1996                     2,179      $1.72 - $11.00     $   4.37
                                                        =========      =============    ==========



At December 31, 1996, there were 440 options immediately exercisable at prices ranging from $2 to $11.

The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation, " effective for the Company's December 31, 1996, financial statements. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock plans based on the intrinsic value of the stock option at date of grant (i.e., the difference between the exercise price and the fair value of the Company's stock). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net (loss) income and (loss) earnings per share would have been reduced to the pro forma amounts indicated below.

                                                             1996         1995
Net (loss) income available to common shareholders:        --------     --------
     As reported
                                                           $(10,935)     $ 529
     Pro forma                                              (12,364)       507
(Loss) earnings per share:
     As reported                                              (0.79)      0.06
     Pro forma                                                (0.90)      0.06

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option granted was $3.26 per option and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk-free interest rates of 6.0 percent; no dividend yields; expected lives of 5 to 10 years; and expected volatilities of 52 percent.

12.  RETIREMENT AND SAVINGS PLAN:

On March 3, 1989, the Company adopted a savings and retirement plan (the "Plan"), which covers substantially all of the Company's employees. Participants in the Plan may elect to make contributions up to a maximum of 20 percent of their compensation. For each participant, the Company will make a matching contribution of one-half of the participant's contributions, up to 5 percent of the participant's compensation. Matching contributions may be made in the form of the Company's common stock and are vested at the rate of 33 percent per year. The Company's expense relating to the matching contributions was approximately $609, $199 and $163 for 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, the Plan owned 148 and 134 shares, respectively, of the Company's common stock.

13.  INCOME TAXES:

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income tax (expense) benefit consists of the following:


                                                                            1996      1995      1994
                                                                          ------     ------    ------
Current:
     Federal                                                                $ -       $(10)   $    -
     State and local                                                       (223)       (45)      (63)
                                                                          ------     ------    ------
                                                                           (223)       (55)      (63)
                                                                          ------     ------    ------
Deferred:
     Federal                                                               (560)        10       550
     State and local                                                         -           -        -
                                                                          ------     ------    ------
                                                                           (560)        10       550
                                                                          ------     ------    ------
                  Total (expense) benefit                                 $(783)      $(45)     $487
                                                                          ======     ======    ======

The income tax provision for continuing operations differs from that computed using the statutory Federal income tax rate of 35 percent in 1996, 1995 and 1994 for the following reasons.


                                                                        1996         1995        1994
                                                                       ------       ------      ------
Computed statutory amount                                              $2,616       $(340)      $(630)
Effect of net operating losses                                              -         285         567
Valuation allowance on net operating loss tax benefits
                                                                       (3,004)         10         550
Other                                                                    (395)           -           -
                                                                       ------       ------      ------
                                                                       $ (783)      $ (45)      $ 487
                                                                       ======       ======      ======


The following table is a summary of the significant components of the continuing operations portion of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995.


                                                                   DEFERRED (PROVISION)
                                                                         BENEFIT
                                                                    ------------------
                                                                     1996        1995
                                                                    ------      ------
Deferred tax assets:
     Equity in loss of subsidiary                                   $1,588        104
     Accrued expenses not yet tax deductible                         5,581        164
     NOL carryforwards                                               9,156       8,641
                                                                    ------      ------
                                                                    16,325       8,909

Deferred tax liabilities:
     Asset basis differences - fixed assets                        (11,008)    (1,218)
     Asset basis differences - intangible assets (Goodwill and
       other intangibles)
                                                                    (1,373)      (183)
                                                                    ------     ------
                                                                   (12,381)    (1,401)
                                                                    ------     ------
Deferred tax asset, net                                              3,944      7,508

Less- Valuation allowance                                           (3,944)    (6,948)
                                                                    ------     ------
     Net deferred tax asset                                          $ -        $ 560
                                                                    ======     ======



At December 31, 1996 and 1995, the Company recorded net deferred tax assets of $0 and $560, respectively, and corresponding valuation allowances of $3,944 and $6,948, respectively. The valuation allowances were decreased by $3,004, $439 and $1,418 respectively, for the years ended December 31, 1996, 1995 and 1994.

At December 31, 1996, the Company's NOL carryforward for federal income tax purposes is approximately $23,100, expiring between 2001 and 2011. NOL's available for state income tax purposes are less than those for federal purposes and generally expire earlier. Limitations apply to the use of NOL's.

14.  COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

The Company has entered into operating leases for the use of office facilities and equipment, which expire through 2007. Certain of the leases are subject to escalations for increases in real estate taxes and other operating expenses. Rent expense amounted to approximately $6,093, $2,200 and $1,856 for the years ended December 31, 1996, 1995 and 1994, respectively.

Aggregate approximate future minimum lease payments are as follows:

                                                              OPERATING
                                                                LEASES
                                                             ------------
1997                                                              $5,278
1998                                                               4,807
1999                                                               4,156
2000                                                               3,345
2001                                                               2,674
Thereafter                                                         3,230
                                                             ------------
                                                                 $23,490
                                                             ============


CONTINGENCIES

As a result of the acquisition of FII (the "Merger"), the Company became liable for all liabilities of FII with respect to the operations of the former businesses of FII, including the FII Telecommunications Business and its aerospace and industrial fasteners business up to the effective date of the Merger as well as operations of FII disposed of prior to the Merger, including its injection molding business. As a matter of law, the Company will not be released from FII's obligations with respect to such liabilities.

As a pre-condition of the Merger: (a) FII, its parent RHI, and RHI's parent, Fairchild and certain other subsidiaries of Fairchild underwent a recapitalization pursuant to which FII divested itself of all assets unrelated to the FII Telecommunications Business; (b) RHI assumed all liabilities of FII unrelated to the FII Telecommunications Business (other than the Retained Liabilities), including but not limited to the following (collectively, the "Non-communications Liabilities"): (i) contingent liabilities related to a dispute with the United States Government under Government Contract Accounts rules concerning potential liability arising out of the use of and accounting for approximately $50.0 million in excess pension funds relating to certain government contracts in the discontinued aerospace business of FII; (ii) all environmental liabilities except those related to the FII Telecommunications Business; (iii) approximately $50.0 million (at June 30, 1995) of costs associated with post-retirement healthcare benefits; and (iv) all other accrued liabilities and any and all other unasserted liabilities unrelated to the FII Telecommunications Business; and (c) pursuant to certain indemnification agreements (the "Indemnification Agreements"), the Company is indemnified (i) by Fairchild and RHI jointly and severally with respect to all Non-communications Liabilities and all tax liabilities of FII and STFTI resulting from the FII Recapitalization or otherwise attributable to periods prior to the Merger and
(ii) by Fairchild Holding Corp. (a company formed in connection with the FII

Recapitalization) with respect to the liabilities that are indemnified for being herein collectively referred to as the "Indemnified Liabilities"). The Company believes no taxable gain or loss was recognized by FII or any of its affiliates on the transfer of the FII assets and liabilities pursuant to the FII recapitalization.

In December 1995, a suit was filed against the Company in U.S. District Court for the Southern District of New York alleging breach of a letter agreement and seeking an amount in excess of $2.25 million for a commission allegedly owed to a vendor as a result of a vendor initiating negotiations between the Company and FII and negotiating the Merger. A vendor has alleged that the Company entered into a fee agreement, whereby the Company agreed to pay to the vendor 0.75 percent of the value of the transaction as a fee. FII has denied that FII at any time engaged the vendor for this transaction. The Company filed an answer in January 1996, denying that any commission is owed. This litigation is in the discovery process. Management believes, however, that an adverse outcome, if any, will not have a material adverse effect on the Company's consolidated financial statements.

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

In December 1995, the Company granted options to employees of the Company, STC and certain members of the Board of Directors of the Company and STC, to purchase an aggregate of 350 shares of STC common stock, held by the Company. The options are exercisable for five years, at $2.50 per share.

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

15.  RELATED PARTY TRANSACTIONS:

As of December 31, 1993, the company had paid approximately $288 of life insurance premiums on behalf of an officer of the Company, which was to be repaid from the proceeds of a $2,500 face value life insurance policy owned by the president. In January 1994, the beneficiary on the policy was changed to the Company in order to reduce the premium payments required by the Company. As of December 31, 1996, the amount due to the Company for premiums paid exceeded the cash surrender value of the policy by approximately $130. Accordingly, the officer has agreed to reimburse the Company for this amount. The receivable and cash surrender value are reflected in other assets in the accompanying consolidated balance sheets.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Financial instruments are defined as cash, evidence of an ownership interest in an entity or a contract that imposes a contractual obligation to deliver cash or other financial instruments to the second party. In cases where quoted market prices are not available, fair values are based on estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

CURRENT ASSETS AND LIABILITIES

The carrying amount reported in the balance sheet approximates the fair value for cash and cash equivalents, accounts receivable, accounts payable, advanced billings, deferred revenue, accrued liabilities and capital lease obligations.

LONG-TERM DEBT

There is no active market for the Company's long-term debt securities, and consequently, no quoted market prices are available. The Company's long-term debt securities can be segregated into two distinct categories: variable rate long-term debt that reprices frequently and fixed rate long-term debt.

VARIABLE RATE LONG-TERM DEBT - The Company's Credit Facility Term Loans, Credit Revolving Facility and Bank Revolver carry a rate of interest which varies in relation to LIBOR or prime, a common market interest rate. Because these loans reprice within one to six months, fluctuations in market interest rates do not materially impact the fair market value of these obligations. Therefore, the carrying value of these financial instruments approximate fair market value.

FIXED RATE LONG-TERM DEBT - The fair value of the Company's Senior Subordinated Discount Notes is estimated using a discounted cash flow analysis based on the Company's borrowing cost for similar credit facilities, at December 31, 1996. As minimal changes in the market level of interest rates occurred since issuance in March 1996, the Company estimates that carrying value approximates fair market value, at December 31, 1996.

INTEREST RATE SWAP AGREEMENTS

The Company holds interest rate swap agreements with two commercial banks in order to reduce the impact of potential interest rate increases on its variable rate debt. At December 31, 1996, it would have cost approximately $1,059 to break the Company's interest rate swap agreements. The Company is exposed to credit loss in the event of non-performance by the banks, however, such non-performance is not anticipated.

REDEEMABLE PUT WARRANT

The carrying amount of the redeemable put warrant approximates fair market value as it is adjusted quarterly to reflect the Company's liability due to the holder.

REDEEMABLE PREFERRED STOCK

The Company estimates the fair market value of the Redeemable Convertible Preferred Stock at carrying value based on the conversion feature and underlying value of common stock at year end.

The fair market value of the Redeemable Special Preferred Stock is estimated at carrying cost. Carrying cost reflects a discount to face value.

This  disclosure   relates  to  financial   instruments  only.  The  fair  value
assumptions were based upon subjective estimates of market conditions and perceived risks of the financial instruments at a certain point in time.

17.  CONSOLIDATING FINANCIAL STATEMENTS:

The following unaudited statements separately show Shared Technologies Fairchild Inc. and the subsidiaries of Shared Technologies Fairchild Inc. (representing Shared Technologies Fairchild Communications Corp., and Shared Technologies Fairchild Telecommunications Inc., or "STFTI"). These statements are provided to fulfill reporting requirements and represent guarantors of the Senior Subordinated Discount Notes issued by STFCC.




                                                                                Eliminating    Consolidated
                                                         STFTI        STFCC        STFI          Entries         STFI
                                                       --------     --------    -----------    ------------    --------
Assets:
     Current assets-
         Cash and cash equivalents                      $ 2,377      $  -         $   326       $   -          $  2,703
         Accounts receivable, net                        32,520         -              43           -            32,563
         Other current assets                             3,829         -             -             -             3,829
                                                       --------     --------    ----------     -----------     --------
                  Total current assets                   38,726         -             369           -            39,095
                                                       --------     --------    -----------    ------------    --------
     Equipment-
         Property and equipment                          95,934         -             -             -            95,934

         Accumulated depreciation                       (28,169)        -             -             -           (28,169)
                                                       --------     --------    -----------    ------------    --------
                                                         67,765         -             -             -            67,765
                                                       --------     --------    -----------    ------------    --------

     Other assets-
         Costs in excess of net assets acquired,
           net                                          253,329         -             -             -           253,329
         Deferred financing and debt issuance
           costs                                           -           8,513          -             -             8,513

         Investments in affiliates                         -            -           12,053       (11,596)           457

         Investment in Subsidiaries                        -          95,421        84,905      (180,326)          -

         Other                                              407         -             -             -               407

         Note receivable                                   -         134,461          -         (134,461)          -
                                                       --------     --------    -----------    ------------    --------
                                                        253,736      238,395        96,958      (326,383)       262,706
                                                       --------     --------    -----------    ------------    --------
                  Total assets                         $360,227     $238,395       $97,327     $(326,383)      $369,566
                                                       ========     ========    ===========    ============    ========
Liabilities and stockholders' equity:
     Current liabilities-
         Current portion of long-term debt and
           capital lease obligations                   $   -        $ 13,576       $  -        $    -          $ 13,576

         Accounts payable                                17,356         -             -             -            17,356

         Accrued expenses                                 9,553         -                5          -             9,558

         Advanced billings                                6,935         -             -             -             6,935

         Accrued dividends                                  -           -              435          -               435
                                                       --------     --------    -----------    ------------    ---------
                  Total current liabilities              33,844       13,576           440          -            47,860
                                                       --------     --------    -----------    ------------    --------
     Long-term debt, less current portion               134,461      238,261          -         (134,461)       238,261
                                                       --------     --------    -----------    ------------    --------
     Redeemable put warrant                                -            -            1,069           -            1,069
                                                       --------     --------    -----------    ------------    --------
     Redeemable convertible preferred stock                -            -           25,000           -           25,000
                                                       --------     --------    -----------    ------------    --------
     Redeemable special preferred stock                    -            -           14,167           -           14,167
                                                       --------     --------    -----------    ------------    --------
     Stockholders' equity-
         Preferred stock Series C                          -            -                4           -                4
         Preferred stock Series D                          -            -                4           -                4
         Common stock                                      -            -               63           -               63
         Capital in excess of par value                    -            -           76,054           -           76,054

         Accumulated deficit                             11,596      (13,442)      (19,474)       (11,596)      (32,916)
         Intercompany                                   180,326         -             -          (180,326)         -
                                                       --------     --------    -----------    ------------    --------
                  Total stockholders' equity            191,922      (13,442)       56,651       (191,922)       43,209
                                                       --------     --------    -----------    ------------    --------
                  Total liabilities and
                    stockholders' equity               $360,227     $238,395        97,327      $(326,383)     $369,566
                                                       ========     ========    ===========    ============    ========

                                                                                                Eliminating     Consolidated
                                                            STFTI         STFCC       STFI       Entries           STFI
                                                          ---------     ---------   --------   -----------     ------------
Revenues                                                  $ 152,241     $   -       $ 5,000    $    -            $157,241
Cost of revenues                                             81,616         -           956         -              82,572
                                                          ---------     ---------   --------   -----------     ------------
Gross margin                                                 70,625         -         4,044         -              74,669
                                                          ---------     ---------   --------   -----------     ------------
Selling, general and administrative expenses                 55,329         -          -            -              55,329
                                                          ---------     ---------   --------   -----------     ------------
Operating income                                             15,296         -         4,044         -              19,340

Other (expense) income
   Equity in (loss) earnings of subsidiary and affiliates      -            -       (11,986)       8,059           (3,927)
   Interest expense, net                                     (9,461)     (13,442)        15         -             (22,888)
                                                          ---------     ---------   --------   -----------     ------------
                                                             (9,461)     (13,442)   (11,971)       8,059          (26,815)
                                                          ---------     ---------   --------   -----------     ------------

Income (loss) before income taxe provision and
   extraordinary item                                         5,835      (13,442)    (7,927)       8,059           (7,475)

Income tax provision                                           (783)        -          -            -                (783)
                                                          ---------     ---------   --------   -----------     ------------
Income (loss) before extraordinary item                       5,052      (13,442)    (7,927)       8,059           (8,258)

Extraordinary item, loss on early retirement                   (311)        -          -            -                (311)
                                                          ---------     ---------   --------   -----------     ------------
Net income (loss)                                             4,741      (13,442)    (7,927)       8,059           (8,569)

Preferred stock dividends                                      -            -        (2,366)        -              (2,366)
                                                          ---------     ---------   --------   -----------     ------------
Net income (loss) applicable to common stock               $  4,741    $ (13,442)  $(10,293)     $ 8,059        $ (10,935)
                                                          =========     =========   ========   ===========     ============




             PRELIMINARY AND TENTATIVE FOR DISCUSSION PURPOSES ONLY

                                                                                  ELIMINATING      CONSOLIDATED
                                                        STFTI         STFCC          STFI            Entries           STFI
                                                       -------       -------     ------------     ------------       --------
Cash flows from operating activities:
     Net (loss) income                                 $ 4,741      $(13,442)     $ (7,927)         $ 8,059          $(8,569)
     Adjustments-
         Loss on early retirement of debt                  311          -             -                -                 311
         Depreciation and amortization                  15,530          -             -                -              15,530
         Provision for doubtful accounts                    32          -             -                -                  32
         Accretion on 12 1/4% bonds                       -           11,526          -                -              11,526
         Accretion on put warrant                         -             -              641             -                 641
         Equity in earnings (loss) of affiliate           -             -           11,986           (8,059)           3,927
         Stock options and common stock issued
           in lieu of compensation and other              -             -              337             -                 337
     Changes in assets and liabilities, net of
       effect of acquisitions:
         Accounts receivable                               (44)         -              (42)            -                 (86)
         Other current assets                              483          -             -                -                 483
         Other assets                                       83          -             -                -                  83
         Deferred income taxes                            -             -              560             -                 560
         Accounts payable                               (4,277)         -             -                -              (4,277)
         Accrued expenses                                2,261          -             -                -               2,261
         Advanced billings                               1,203          -             -                -               1,203
         Other liabilities                                -             -              435             -                 435
                                                       -------       -------     ------------     ------------       --------
               Net cash provided by
                    operating activities                20,323        (1,916)        5,990             -              24,397
                                                       -------       -------     ------------     ------------       --------
Cash flows from investing activities:
     Purchases of equipment                             (9,702)         -             -                -              (9,702)
     Acquisition, net of cash acquired                (225,924)         -             -                -            (225,924)
     Payments to affiliate                              (8,407)         -             -                -              (8,407)
     Investments in affiliates                            -             -           (2,804)            -              (2,804)
                                                       -------       -------     ------------     ------------       --------
                  Net cash used in investing
                    activities                        (244,033)         -           (2,804)            -            (246,837)
                                                       -------       -------     ------------     ------------       --------
Cash flows from financing activities:
     Repayments of long-term
       debt and capital lease obligations               (4,912)      (7,750)          -                -             (12,662)
     Proceeds from borrowings-
         Credit facility term loans                       -         120,000           -                -             120,000
         Revolving credit facility                        -          10,000           -                -              10,000
         Senior subordinated discount notes               -         114,999           -                -             114,999
     Proceeds from sales of common and
       preferred stock                                    -            -             3,213             -               3,213
     Preferred stock dividends paid                       -            -            (1,467)            -              (1,467)
     Deferred financing and debt issuance costs           -          (9,416)          -                -              (9,416)
     (Advances to) amounts received from affiliates    230,523     (225,917)        (4,606)            -                -
                                                       -------      --------     ------------     ------------       --------
               Net cash provided by
                    financing activities               225,611        1,916         (2,860)            -             224,667
                                                       -------       -------     ------------     ------------       --------
Net increase (decrease) in cash                         1,901          -               326             -               2,227
Cash, beginning of year                                   476          -              -                -                 476
                                                       -------       -------     ------------     ------------       --------
Cash, end of year                                    $  2,377     $    -          $    326        $    -           $   2,703
                                                      ========       =======     ============     ============       ========



             PRELIMINARY AND TENTATIVE FOR DISCUSSION PURPOSES ONLY

Item 8.

Financial Statements and Supplementary Data

         Attached.


Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                                     PART III

Item 10.

Directors and Executive Officers of the Registrant

Item 11.

Executive Compensation

Item 12.

Security Ownership of Certain Beneficial Owners and Management

Item 13.

Certain Relationships and related Transactions

         The Company incorporates by reference items 10, 11, 12 and 13 in its Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 1997 (to be filed with the Securities and Exchange Commission on or before April 15, 1997).


                                                       PART IV

Item 14.

Exhibits, Financial Statement Schedules and Reports on Form 10-K











 (a)     Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1996 and 1995.

Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Cash Flow for the years ended December 31, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements

Financial Statements Schedules:     Schedule VIII

(b)      Reports on Form 8-K

         On March 28, 1996 the Company files a Form 8-K Item 2 and 7 detailing the completion of the merger of Fairchild Industries, Inc., with and into the Company effective March 13, 1996.

         On May 9, 1996 the Company filed a Form 8-K Item 2 and 7 detailing that on April 27, 1996 the Company, through its subsidiary Shared Technologies Cellular, Inc. completed its acquisition of certain assets of Cellular Global Investments of Northern California, Inc., Access Cellular Corp., Summit Assurance Cellular, Inc., Road and Show Cellular Arizona, Road and Show Cellular West, Northstar Cellular Corp. and Craig A. Marlar.

         On May 28,  1996  the  Company  filed a Form  8-K  Item 7 in  which  it
included  audited  financial  statements  of  Fairchild  Industries,   Inc.  and
consolidated subsidiaries pursuant to its March 13, 1996 merger.

         On November 22, 1996 the Company filed a Form 8-K Item 4 concerning its change in public accountants from Rothstein, Kass & Company, P.C. to Arthur Andersen LLP.







(c)      Exhibits

Exhibit No.                                 Description of Exhibit

   1.0 Purchase Agreement dated March 8, 1996 among the Company, the guarantors named therein and CS First Boston Corporation and Citicorp USA, Inc. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   2.1 Agreement and Plan of Merger dated as of November 9, 1995 among Shared Technologies Fairchild Inc. (formerly Shared Technologies Inc.) ("STFI"), Fairchild Industries, Inc. ("FII"), RHI Holdings, Inc. ("RHI") and The Fairchild Corporation ("TFA"). Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   2.2 First Amendment to Agreement and Plan of Merger dated as of February 2, 1996 among STFI, FII, RHI and TFC. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   2.3 Second Amendment to Agreement and Plan of Merger dated as of February 24, 1996 among STFI, RHI and TFC. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   2.4 Third Amendment to Agreement and Plan of Merger dated as of March 1, 1996 among STFI. FII, RHI and TFC. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   3(i).1           Restated   Certificate  of  Incorporation  of  the  Company.
                    Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   3(i).2 Certificate of Merger of STI and FII. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   3(i).3 Certificate of Incorporation of Shared Technologies Fairchild Communications Corp. ("STAFF"). Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   3(ii).1          Amended  and  Restated  By-laws  of  STI.   Incorporated  by
                    reference to the Company's Form 8-K filed on March 27, 1996.

   3(ii).2          Amendment   to  Amended   and   Restated   By-laws  of  STI.
                    Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   3(ii).3 By-laws of the Company. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   4.1 Certificate of Designations of Series G 6% Cumulative Convertible Preferred Stock of STFI. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   4.2              Certificate of  Designations  of Series H Special  Preferred
                    Stock of STFI. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   4.3 Certificate of Designations of Series I 6% Cumulative Convertible Preferred Stock of STFI. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   4.4              Certificate of  Designations  of Series J Special  Preferred
                    Stock of STFI. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   4.5 Indenture dated as of March 1, 1996 among the Company, the guarantors named therein and United States Trust Company of New York, as trustee. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   4.6 First Supplemental Indenture dated as of March 13, 1996 among the Company, the guarantors named therein and United States Trust Company of New York, as trustee. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   10.1 Registration Rights Agreement dated March 8, 1996 among the Company, STFI, the guarantors named therein and CS First Boston Corporation and

                    Citicorp  USA,  Inc.   Incorporated   by  reference  to  the
                    Company's Form 8-K filed on March 27, 1996.

   10.2 Registration Rights Agreement dated March 13, 1996 among STI, RHI and TFC. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.



   10.3 Credit Agreement dated as of March 12, 1996 among the Company, STFI, Credit Suisse, Citicorp USA, Inc., NationsBank and the other lenders named therein. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   10.4 Security Agreement dated as of March 13, 1996 among STAFF, STFI, each subsidiary of STAFF named therein and Credit Suisse, as collateral agent for the secured parties. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   10.5 Pledge Agreement dated as of March 13, 1996 among STFCC, STFI, each subsidiary of STFCC named therein and Credit Suisse, as collateral agent for the secured parties Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   10.6 Parent Guarantee Agreement dated as March 12, 1996 between STI and Credit Suisse, as collateral agent for the secured parties. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   10.7 Subsidiary Guarantee Agreement dated as of March 12, 1996 among the subsidiaries of STFCC and STFI named therein and Credit Suisse, as collateral agent for the secured parties. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   10.8 Agreement to Exchange 6% Cumulative Convertible Preferred Stock and Special Preferred Stock dated as of March 1, 1996 among STI FII, RHI and TFC.

                    Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   10.9 Shareholders' Agreement dated as of March 13, 1996 among STI, RHI and Anthony D, Autorino. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   10.10 Tax Sharing Agreement dated as of March 13, 1996 between STI and RHI. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   10.11 Indemnification Agreement dated as of March 13, 1996 between STI and Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   10.12 Indemnification Agreement dated as of March 13, 1996 among STI, TFC and RHI. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   10.13 Indemnity Subrogation and Contribution Agreement dated as of March 12, 1996 between STFCC and Credit Suisse as collateral agent for the secured parties. Incorporated by reference to the Company's Form 8-K filed on March 27, 1996.

   10.14 Management Agreement dated August 1996 by and among Shared Technologies Fairchild Inc., ICS Communications, Inc., Interactive Cable Systems, Inc. and MCI Telecommunications Corporation.

  10.15 Interim Management Agreement dated February 24, 1997 by and among Shared Technologies Fairchild Inc., GE Capital-ResCom, L.P., ResCom, Inc. and POTS, Inc.

  21                List of subsidiaries of the Registrant.

  27                Financial Data Schedule

  99 Pursuant to Regulation S-X Rule 3-09 the Company is incorporated by reference. The audited consolidated financial statements for Shared Technologies Cellular, Inc. ("STC") included as part of STC's Form 10-K filed on or before March 31, 1997.



                                      -37-


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SHARED TECHNOLOGIES FAIRCHILD INC.
                                         ----------------------------------
                                         (Registrant)



                                         By /s/ Anthony D. Autorino
                                            -------------------------------
                                            Anthony D. Autorino
                                            Chairman, Chief Executive
                                            Officer and Director
                                            Date:  March 27, 1997


                                         By /s/ Vincent DiVincenzo
                                            -------------------------------
                                             Vincent DiVincenzo
                                             Senior Vice President - Finance and
                                             Administration, Treasurer, Chief
                                             Financial Officer and Director
                                             Date: March 27, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Anthony D. Autorino             By  /s/ Jeffrey J. Steiner
   --------------------------------        ------------------------------
  Anthony D. Autorino                  Jeffrey J. Steiner
  Chairman, Chief Executive Officer    Vice Chairman and Director
  and Director                         March  27, 1997
  Date: March 27, 1997



By /s/ Mel D. Borer                    By /s/ Jo McKenzie
   --------------------------------       ------------------------------
  Mel D. Borer, President, Chief         Jo McKenzie, Director
  Operating Officer and Director         March 27, 1997
  Date: March 27 1997



                                      -36-




By /s/ Natalia Hercot                  By /s/ Thomas H. Decker
   --------------------------------       ------------------------------
  Natalia Hercot, Director              Thomas H. Decker, Director
  Date: March 27, 1997                  Date: March 27, 1997




By /s/ Ajit G. Hutheesing              By  /s/ Donald E. Miller
   --------------------------------        ------------------------------
  Ajit G. Hutheesing, Director           Donald E. Miller, Director
  March 27, 1997                         Date: March 27, 1997



By /s/ Vincent DiVincenzo              By /s/ William A. DiBella
   --------------------------------        ------------------------------
  Vincent DiVincenzo, Director            William A. DiBella, Director
  Date: March 27 1997                     Date: March 27, 1997



                                      -37-