Form 10-Q
period 1997-03-31
SHARED TECHNOLOGIES FAIRCHILD INC
filed 1997-05-15
CIK 817632

Form 10-Q

     SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
       OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For Quarterly Period Ended March 31, 1997

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

        Class                   Outstanding at May 15, 1997
Common Stock, $.004 par value            15,819,987 shares

                                   FINANCIAL INFORMATION                PAGE


                    Item 1.              Financial Statements

                                            Consolidated Balance
                                            Sheets as of March 31,
                                            1997 and December 31, 1996

                                            Consolidated Statements of
                                            Operations for the three months
                                            ended March 31, 1997 and 1996

                                            Consolidated Statements of
                                            Cash Flows for the three
                                            months ended March 31,
                                            1997 and 1996

                                            Consolidated Statements of
                                            Stockholders' Equity for
                                            the three months ended
                                            March 31, 1997

                                            Notes to Consolidated
                                            Financial Statements


                    Item 2               Management's Discussion and
                                           Analysis of Results of
                                           Operations and Financial
                                           Condition

                    PART II              OTHER INFORMATION


                                         Signature Page

Item 1.  Financial Statements


Shared Technologies Fairchild Inc.
Consolidated Balance Sheets
March 31, 1997 and December 31, 1996
(in thousands except per share date)
(unaudited)
                                          March 31, 1997     December 31, 1996
CURRENT ASSETS:
  Cash                                    $      2,692       $         2,703
 Accounts receivable, less allowance
  for doubtful accounts of $411
  in 1997 and $611 in 1996                      34,089                32,563
 Inventories                                     3,082                 1,976
 Other current assets                            2,428                 1,853
             Total current assets               42,291                39,095

Equipment:
     Property & Equipment                       99,192                95,934
     Accumulated depreciation                  (31,078)              (28,169)
                                                68,114                67,765

Other Assets:
 Investments in affiliates                         349                   457
 Intangible assets                             260,723               261,842
 Deferred income taxes                              -                     -
 Other                                             337                   407
                                               261,409               262,706

                 Total assets             $    371,814          $    369,566


     The accompanying notes are an integral part of these financial statements

Shared Technologies Fairchild Inc.
Consolidated Balance Sheets
March 31, 1997 and March 31, 1996
(in thousands except per share data)
(unaudited)

                                            March 31, 1997    December 31, 1996

Liabilities and Stockholders' Equity CURRENT LIABILITIES:


  Current portion of long-term debt and capital
   lease obligations                      $    14,700         $    13,576
  Accounts payable                             19,192              17,356
  Accrued expenses                              7,879               9,558
  Accrued dividends                               361                 435
  Advanced billings                             6,770               6,935
        Total current liabilities              48,902              47,860



Long-Term Debt and Capital Lease Obligations less current portion
                                              240,435             238,261

Redeemable Put Warrant                            517               1,069

Convertible preferred stock $.01 par value,  authorized 250 shares,  outstanding
250 shares in 1997
and 1996                                       25,000              25,000

Special preferred stock
$.01 par value, authorized 200 shares,
outstanding 200 shares in 1997 and 1996         14,459              14,167

STOCKHOLDERS'  EQUITY:

 Preferred Stock, $.01 par value, authorized 25,000 shares:
 Series C, outstanding 428 shares in 1997 and
 1996                                              4                   4
 Series D, outstanding 441 shares in 1997 and
 1996                                              4                   4
 Common stock; $.004 par value, 50,000 shares
 authorized, outstanding 15,715 shares in 1997
 and 15,820 shares in 1996
                                                  63                  63
Additional paid-in capital                    76,193              76,054
Accumulated deficit                          (33,763)             32,916)
     Total stockholders' equity               42,501              43,209

Total liabilities and stockholders' equity  $371,814            $369,566

     The accompanying notes are an integral part of these financial statements


Shared Technologies Fairchild Inc.
Consolidated Statements of Operations
For the Three Months Ended
March 31, 1997 and 1996
(in thousands except per share data)
(unaudited)
                                              March 31, 1997     March 31,1996
Revenue:
  Shared telecommunications services          $ 27,639           $  13,230
  Telecommunications systems                    18,991               4,952

     Total Revenue                              46,630              18,182

Cost of Revenue:
  Shared telecommunications services            13,119               6,426
  Telecommunications  systems                    9,534               4,011

     Total Cost of Revenue                      22,653              10,437

Gross Margin                                    23,977               7,745

Selling, General & Administrative Expenses:     16,859               6,783

Operating Income                                 7,118                 962

Other income (expense):
Equity in loss of affiliate                      (108)                (958)
Net interest expense                            (6,675)             (1,259)
                                                (6,783)             (2,217)

Income (loss) before income taxes and
 extraordinary items:                              335              (1,255)
Income tax                                        (106)                (21)
Income (loss) before extraordinary item            229              (1,276)
Extraordinary item, loss on early retirement
 of debt                                            -                 (310)
Net Income(loss)                                   229              (1,586)
Preferred Stock Dividends                       (1,076)                (86)

Net income (loss) applicable to common stock   $  (847)             $(1,672)

Net (loss) per common share:
 Income (loss) before extraordinary item       $ (0.05)            $  (0.14)
 Extraordinary item                                  -                 (.03)
 Net income (loss)                             $ (0.05)              $(0.17)


Weighted Average Shares Outstanding             15,774                9,965


     The accompanying notes are an integral part of these financial statements

Shared Technologies Fairchild Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended
March 31, 1997 and 1996
(in thousands)
(unaudited)

                                              March 31, 1997     March 31, 1996
Cash Flows Used in Operating Activities:
  Net Income (loss)                           $     229          $    (1,586)
  Adjustments:
  Extraordinary loss on early
  retirement of debt                                  -                   310
  Depreciation & amortization                     4,649                 1,759
  Accretion of put warrant                         (552)                    -
  Equity in loss of subsidiary                      108                   958
  Accretion on 12 1/4% bonds                      3,799                     -
  Change in Assets and Liabilities:
           Accounts receivable                   (1,526)                2,305
           Inventory                             (1,106)                    -
           Other current assets                    (575)                (269)
           Other assets                            (256)                    -
           Accounts payable                       1,836               (2,170)
           Accrued expenses                      (1,753)                  205
           Advanced billings                       (165)                 (50)
Net cash provided by operating activities         4,688                 1,462

Cash Flows Used in Investing Activities
  Purchases of equipment                         (3,258)                (749)
  Investments in subsidiaries                         -                 (203)
  Acquisitions, net of cash acquired                  -               (2,108)
  Net cash used in investing activities          (3,258)              (3,060)

Cash Flows From Financing Activities:
 Preferred stock dividends                       (1,076)                 (86)
Repayments of notes payable, long-term
 debt and capital lease obligations              (2,501)            (187,432)
Borrowings under notes payable and long-term debt
                                                  2,000               244,999
Payments to affiliate                                -                (1,937)
Deferred finance costs                            (295)               (7,676)
Proceeds from sales of common stock                139                      4
Repayment of FII preferred stock                   292               (40,581)
Net cash provided by (used in)financing activities
                                                (1,441)                 7,291

Net increase (decrease) in cash                    (11)                 5,693

Cash, Beginning of Period                         2,703                   476
Cash, End of Period                        $      2,692         $      6,169

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
     Interest                            $        3,133         $        443
     Income taxes                                   106                   26
Non cash transactions-
     Issuance of common stock to acquire FII         -                27,750
     Issuance of preferred stock to acquire FII      -                38,269

The accompanying notes are an integral part of these financial statements.

Shared Technologies Fairchild Inc.
 Consolidated Statement of Stockholders' Equity
For the period ended March 31, 1997
(in thousands)
                                       Series C                 Series D
                                  Preferred Stock             Preferred Stock
                                 Shares       Amount    Shares          Amount

Balance, January 1, 1997          428        $    4        441           $   4

Preferred stock dividends          -             -           -               -

Dividend accretion of special
 preferred stock                   -             -            -            -

Exercise of common stock options
 and warrants                      -             -            -            -

Issuance of common stock for
 401k plan match
                                   -             -             -           -



Net income                        -             -              -            -


Balance, March 31, 1997          428        $ 4              441        $  4





Shared Technologies Fairchild Inc.
Consolidated Statement of Stockholders' Equity
For the period ended March 31, 1997
(in thousands)
                                                                      Additional
                                       Common Stock                    Paid-in
                                       Shares       Amount             Capital

Balance, January 1, 1997               15,682       $  63           $   76,054

Preferred stock dividends

Dividend accretion of special
 preferred stock

Exercise of common stock options
 and warrants                            103            -                 118

Issuance of common stock for 401k
 plan match                                3            -                  21

Net income

Balance, March 31, 1997               15,788          $ 63            $ 76,193



Shared Technologies Fairchild Inc.
Consolidated Statement of Stockholders' Equity
For the period ended March 31, 1997
(in thousands)
                                                                           Total
                                         Accumulated             Stockholders'
                                         Deficit                  Equity

Balance, January 1, 1997                  (32,916)                  43,209

Preferred stock dividends                    (784)                   (784)

Dividend accretion of special preferred stock
                                             (292)                   (292)

Exercise of common stock options and
 warrants                                                              118


Issuance of common stock for 401k plan match                            21

Net income                                     229                     229

Balance, March 31, 1997                   ($33,763)               $  42,501

Shared Technologies Fairchild Inc.
Notes to Consolidated Financial Statements
March 31, 1997
(Unaudited)


1. Basis of Presentation:

     The consolidated financial statements included herein have been prepared by Shared Technologies Fairchild Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's December 31, 1996 report on Form 10-K.


2. Investment in Unconsolidated Subsidiary

     The Company's investment in its unconsolidated subsidiary, Shared Technologies Cellular, Inc. (STC), is accounted for under the equity method. Prior to December 1995, STC was a majority owned subsidiary and was included on a consolidated basis. During December 1995, STC issued approximately $3,000 in voting preferred stock to third parties. Although the Company's ownership percentage of approximately 58% did not change, the voting rights assigned to the preferred stock reduced the Company's voting interest in STC, resulting in the Company's loss of voting control of STC. Accordingly, STC has been accounted for on the equity method since 1996. At March 31, 1997 the Company had an ownership interest of approximately 35.8% in STC. Summarized balance sheet and statement of operations information for STC as of, and for the three months ended, March 31, 1997 is as follows:


                            Summarized Balance Sheet

Current assets                               $   3,113
Property and equipment, net                      1,993
Other assets                                     9,918
Total assets                                 $  15,024

Current liabilities                          $  11,370
Note payable                                       344
Total liabilities                               11,714
Stockholders' equity                             3,310
Total liabilities and stockholders' equity   $  15,024


                  Summarized Statement of Operations


  Revenues                                   $     6,102
  Gross margin                                     2,640
  Operating loss                                    (228)
  Net loss                                           (301)


     In August 1996 the Company reached an agreement with STC to purchase $2,500 in STC preferred stock. This investment was financed through the conversion of existing advances owed by STC to the Company in the amount of $1,200 and a cash payment of $1,300. The STC preferred stock presently are convertible into 833 shares of STC's common stock at the Company's option. In addition, upon conversion of such STC preferred stock, the Company shall receive a warrant to purchase an additional 833 shares of STC common stock, subject to adjustment.


3. Acquisitions:

     On March 13, 1996, the Company's stockholders approved and the Company consummated its merger with Fairchild Industries, Inc.("FII"), following a reorganization transferring all non-communications assets to FII's parent, RHI Holdings, Inc. ("RHI"). The Company changed its name to Shared Technologies Fairchild Inc.("STFI"). Pursuant to the merger agreement, STFI issued to RHI 6,000 shares of common stock, 250 shares of convertible preferred stock with a $25,000 liquidation preference and 200 shares of special preferred stock with a $20,000 initial liquidation preference. In addition, the Company raised in the capital market approximately $111,000, after offering expenses, through the issuance of 12 1/4% Senior Subordinated Notes Due 2006 and approximately
$125,000 (of an available $145,000) in loans from a credit facility with financial institutions. The funds were used primarily for the retirement of certain liabilities assumed from FII in connection with the merger, and the retirement of the Company's existing credit facility. In connection with the merger, the Company entered into two-year employment agreements with key employees for annual compensation initially aggregating $1,250, and adopted the 1996 Equity Incentive Plan. The merger was accounted for using the purchase method of accounting. The total purchase consideration of approximately $71,581 was allocated to the net tangible and intangible assets of FII based upon their respective fair market values as follows:

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


     The following unaudited pro forma statements of operations for the nine months ended March 31, 1996 give effect to the above acquisitions and the change in reporting of STC to the equity method (Note 2) and the pro forma effect of STC acquisitions, as if they occurred on January 1, 1996:

                                       1996

Revenues                        $     45,465
Cost of revenues                      22,153
  Gross margin                        23,312
  Selling, general and
  administrative expenses             18,312
  Operating income                     5,000
  Equity in loss of subsidiary          (958)
  Interest expense, net               (6,602)
  Loss before income tax expense
   and extraordinary item             (2,560)
  Income taxes                           (11)
  Loss before extraordinary item      (2,571)
  Extraordinary item. loss on early
   retirement of debt                   (332)
  Net Loss                            (2,903)
  Preferred stock dividends             (647)
  Loss applicable to common stock  $  (3,550)

  Net loss per common share        $    (.24)

  Weighted average number of common
    shares outstanding                14,580


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

5. Income Taxes:

     The  Company  accounts  for  income  taxes  under  Statement  of  Financial
Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuable allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

6. Extraordinary Item:

     At March 31, 1996, the Company recorded an extraordinary loss of $310 relating to the early retirement of a $5,000 credit facility. The early retirement took place as a result of requirements in the merger agreement with FII (Note 3).

     7. Earnings per Share: Statement of Financial Accounting Standards No. 128, "Earnings per Share" changes the reporting requirements for earnings per share ("EPS") for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company is required to adopt this standard for its December 31, 1997 year-end and is currently evaluating the impact of this standard.

     8. Consolidating Financial Statements: The following unaudited statements separately show Shared Technologies Fairchild Inc. and the subsidiaries of Shared Technologies Fairchild Inc. These statements are provided to fulfill SEC reporting requirements. These subsidiaries are guarantors on the 12 1/4% Senior Subordinated Notes due 2006.

     Shared Technologies Fairchild Inc.
                                                       Eliminating Consolidated
                            STFTI     STFCC     STFI   Entries       STFI
             -----------------------------------------------------------------
Assets
Current Assets:
Cash and cash equivalents   $2,686               $6                     $2,692
Accounts receivable, net    34,047               42                     34,089
       Inventories           3,082                                       3,082
       Other current assets  2,428                                       2,428
                          ----------------------------------------------------
       Total current assets 42,243      0        48      0              42,291
                     ---------------------------------------------------------
 Equipment:
 Property & Equipment       99,192                                      99,192
 Accumulated depreciation  (31,078)                                   (31,078)
                            --------------------------------------------------
                           68,114       0          0      0             68,114
                           --------------------------------------------------
 Other Assets:
 Investment in affiliates      41   91,784   82,795   (174,271)           349
       Intangible assets  252,505    8,218                            260,723
       Note Receivable             137,396            (137,396)             -
       Deferred income taxes                                                -
       Other                 337                                          337
                    -  ------------------------------------------------------
                        252,883    237,398   82,795   (311,667)       261,409
                       -------------------------------------------------------
    Total assets       363,240     237,398  $82,843   (311,667)      371,814
                    ===========================================================
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long term debt
                                    14,700                              14,700
Accounts payable       19,192                                           19,192
Accrued expens          7,874                    5                       7,879
Accrued dividends                              361                         361
Advanced billings      6,770                                             6,770
                        -----------------------------------------------------
Total current liabilities
                      33,836        14,700     366          0          48,902
                      -------------------------------------------------------
Long-term debt, less
 current portion      137,396      240,435            (137,396)        240,435
                   --------------------------------------------------------
Redeemable put
 warrant                                       517                         517
            -----------------------------------------------------------------
Convertible preferred
 stock                                      25,000                      25,000
              -----------------------------------------------------------
Special preferred stock                     14,459                      14,459
              -----------------------------------------------------------------
Stockholders' equity:
Preferred Stock,
  Series C                                      4                           4
Preferred Stock,
 Series D                                       4                           4
Common Stock                                   63                          63
Additional paid-in capital                 76,193                      76,193
Accumulated deficit  25,030     (17,737)  (33,763)     (7,293)        (33,763)
Intercompany        166,978                            (166,978)            -
                     ----------------------------------------------------
Total stockholders'
 equity             192,008    (17,737)   42,501       (174,271)      42,501
              ----------------------------------------------------------------
Total liabilities and
stockholders'
equity              363,240    237,398    82,843     (311,667)      371,814
             ===============================================================


total revenue       42,463                 4,167                    46,630
total cost of
 revenue            22,653                                           22,653
            --------------------------------------------------------------
Gross margin        19,810        -        4,167           -        23,977
                 -------------------------------------------------------
Selling, general &
administrative
expenses           16,776                    83                     16,859
             -----------------------------------------------------------------
Operating Income
                  3,034            -       4,084            -        7,118
Other income (expense):
Equity in loss of
affiliate                                 (4,411)       4,303        (108)
interest expense,
 net             (2,935)      (4,295)         555                  (6,675)
        -----------------------------------------------------------------
                (2,935)      (4,295)     (3,856)       4,303      (6,783)
       -----------------------------------------------------------------
Income (loss) before
income taxes and extraordinary
item               99       (4,295)         228       4,303          335
Income tax       (106)                                                (106)
             -------------------------------------------------------------
Income (loss) before
 extraordinary
 item              (7)      (4,295)         228       4,303          229
Extraordinary item,
loss on early retirement
 of debt           -             -            -           -             -
            ----------------------------------------------------------------
Net income (loss)  (7)      (4,295)         228       4,303          229
Preferred stock
 dividends                                (1,076)                  (1,076)
          --------------------------------------------------------------
Net income (loss)
 applicable to
 common stock     (7)      (4,295)        (848)       4,303        (847)
          ===========================================================

Item 2.

Management's Discussion and Analysis of Results of Operations and
Financial Condition

Results of Operations:

Three Months Ended March 31, 1997 compared to March 31, 1996

Revenues

STFI's  revenues  rose to $46.6  million in 1997,  an increase of
$28.4 million, or 156.5%, over 1996 revenues of $18.2 million. This increase was principally due to the full effect of the March 13, 1996 merger with Fairchild Industries, Inc. ("FII"). Shared Telecommunications Services (STS) revenue increased $14.4 million, or 108.9%, and Telecommunications Systems (Systems) revenue increased $14.0 million, or 283.5%, in 1997 over 1996 levels. Approximately $4.0 million of the increase in the systems revenue was due to the inclusion of management fees from ICS Communications, Inc. ("ICS") and GE Capital-Rescom, L.P. ("Rescom"). The Company is operating as the manager of each of these businesses.

Gross  margin

     Gross margin increased to 51.4% of revenues for 1997 from 42.6% for 1996. The change in gross margin was mainly the result of changes in sales mix and the merger with FII. In addition, the revenues generated from the management agreements with ICS and Rescom were included in Systems revenue. Since the associated cost for this revenue of approximately $4 million was in the selling, general and administrative expense, it had a positive effect on Systems gross margin. The following table sets forth the components of the Company's overall gross margin (GM) for the three months ended March 31, 1997 as a factor of sales percentage and gross margin percentage per line of business:

                                                                         Overall
    Division                                   Sales             GM        GM

    STS                                         59.3%         52.5%      31.1%

    Systems                                     40.7%         49.8%      20.3%

       Company Total                           100.0%                    51.4%


     As shown above, the 1997 gross margin was a mix of STS gross margin of 52.5% and Systems gross margin of 49.8%. In 1996 the Company's gross margin was a combination of STS gross margin of 51.4% and Systems gross margin of 19.0%.


Selling,   general  and  administrative   expenses

     Selling, general and administrative (SG&A) expenses increased $10.1 million to $16.9 million, due entirely to the merger with FII and the associated increased headcount, goodwill amortization and other general overhead expenses. Despite this, SG&A as a percentage of revenue decreased from 37.3% in 1996 to 36.2% in 1997.

Operating income

Operating income increased by $6.2 million to $7.1 million in 1997 from $.9 million in 1996. The increase was mainly the result of the FII merger mentioned earlier.

Interest  expense

     Interest expense net of interest income increased by $5.4 million for the three months ended March 31, 1997 over the three months ended March 31, 1996. This was attributable to the addition of approximately $245 million in new debt on March 13, 1996.

Net income

As a result of the factors listed above, an increase in net income for the three months ended March 31, 1997 of $.2 million was recorded, compared to a net loss of $1.6 million for the three months ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

Due to the merger with FII on March 13, 1996 and the associated borrowings of $245 million, the Company's liquidity and capital resources were significantly changed. At March 31, 1997 the Company had $372 million in assets, $255 million in various long and short term debt and capital lease obligations and $39.5 million in recently issued preferred stock. The balance sheet at March 31, 1997 showed a working capital deficit of $6.6, compared to a deficit of $17.5 million at March 31, 1996. As of March 31, 1997 the Company had available for future borrowings approximately $11 million on a credit facility. Cash provided by operations was $4.7 million for the three months ended March 31, 1997, compared to $1.5 million for the three months ended March 31, 1996.

     The Company invested $3.3 million in equipment purchases in the quarter ended March 31, 1997, compared to $.7 million in the quarter ended March 31, 1996. The expenditures were used to grow additional business and sustain the Company's underlying revenue stream.

     Financing activities for the period ended March 31, 1997 involved the principal payments on the Company's debt of $2.5 million, offset by a $2.0 million take down on the Company's revolver availability.

     Cash requirements for 1997 will be significant due to the acquisition of FII and associated new debt mentioned earlier. The Company anticipates to continue repaying these borrowings and providing cash for operations and capital expenditures through cash from operations.


PART II.                                 OTHER INFORMATION

Item 6.                                  Exhibits and Reports on Form 8-K:

                                         (a)   Exhibits

                                               None

                                         (b)   Reports on Form 8-K

                                                                           None.

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



SHARED TECHNOLOGIES FAIRCHILD INC.



By:      /s/ Vincent DiVincenzo
    Vincent DiVincenzo
    Senior Vice President-Finance
    and Administration, Treasurer,
    Chief Financial Officer



Date:  May 15, 1997