Form 10-Q
period 1997-06-30
SHARED TECHNOLOGIES FAIRCHILD INC
filed 1997-08-13
CIK 817632

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


                    For Quarterly Period Ended June 30, 1997


         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-17366


                       SHARED TECHNOLOGIES FAIRCHILD INC.
             (exact name of registrant as specified in its charter)

         Delaware                           87-0424558_____
(State or other jurisdiction of         (I.R.S. Employer
Incorporation or organization)           Identification No.)

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


           Class                       Outstanding at August 13, 1997
Common Stock, $.004 par value                 16,570,008 shares

                    PART I               FINANCIAL INFORMATION          PAGE


Item 1.              Financial Statements

                     Consolidated Balance
                     Sheets as of June 30,
                     1997 and December 31, 1996

                    Consolidated Statements of Operations for the six months ended June 30, 1997 and 1996

                   Consolidated Statements of
                   Operations for the six months
                   ended June 30, 1997 and 1996

                   Consolidated Statements of
                   Cash Flows for the six
                   months ended June 30,
                   1997 and 1996

                  Consolidated Statements of
                  Stockholders' Equity for
                  the six months ended
                  June 30, 1997

                  Notes to Consolidated
                  Financial Statements

Item 2               Management's Discussion and
                     Analysis of Results of
                     Operations and Financial
                     Condition

PART II              OTHER INFORMATION


                     Signature Page

Item 1.  Financial Statements


Shared Technologies Fairchild Inc.
Consolidated Balance Sheets
June 30, 1997 and December 31, 1996
(in thousands)
(unaudited)
                                  June 30, 1997              December 31, 1996
ASSETS
CURRENT ASSETS:
  Cash                        $           1,783           $              2,703
 Accounts receivable, less allowance
  for doubtful accounts of $361
  in 1997 and $611 in 1996               33,356                         32,563
 Inventories                              4,063                          1,976
 Other current assets                     2,660                         1,853
             Total current assets        41,862                        39,095

Equipment:
     Property & Equipment               102,942                         95,934
     Accumulated depreciation           (34,112)                       (28,169)
                                         68,830                         67,765

Other Assets:
 Investments in affiliates                  651                            457
 Intangible assets                      258,779                        261,842
 Deferred income taxes                       -                              -
 Other                                      326                            407
                                        259,756                        262,706

                 Total assets  $        370,448           $            369,566


The accompanying notes are an integral part of these financial statements

Shared Technologies Fairchild Inc.
Consolidated Balance Sheets
June 30, 1997 and March 31, 1996
(in thousands)
(unaudited)


                                    June 30, 1997            December 31, 1996


Liabilities and Stockholders' Equity CURRENT LIABILITIES:


  Current portion of long-term debt and capital
   lease obligations                $         15,374         $          13,576
  Accounts payable                            17,596                    17,356
  Accrued expenses                             8,339                     9,558
  Accrued dividends                              843                       435
  Advanced billings                            6,720                     6,935
        Total current liabilities             48,872                    47,860



Long-Term Debt and Capital Lease Obligations less current portion
                                             239,988                   238,261

Redeemable Put Warrant                           816                     1,069

Convertible preferred stock
$.01 par value, authorized 250 shares, outstanding 250 shares in 1997
and 1996                                       25,000                    25,000

Special preferred stock
$.01 par value, authorized 200 shares, outstanding 200 shares in 1997
and 1996                                       14,757                    14,167

STOCKHOLDERS'  EQUITY:

 Preferred Stock, $.01 par value, authorized
 25,000 shares:
 Series C, outstanding 428 shares in 1997 and
 1996                                              4                         4
 Series D, outstanding 441 shares in 1997 and
 1996                                              4                         4
 Common stock; $.004 par value, 50,000 shares
 authorized, outstanding 15,840 shares in 1997
 and 15,682 shares in 1996                        63                        63
Additional paid-in capital                    76,379                    76,054
Accumulated deficit                          (35,435)                  (32,916)
     Total stockholders' equity               41,015                    43,209

 Total liabilities and stockholders' equity $370,448             $     369,566




The accompanying notes are an integral part of these financial statements

Shared Technologies Fairchild Inc.
Consolidated Statements of Operations
For the Six Months Ended
June 30, 1997 and 1996
(in thousands except per share data)
(unaudited)
                                   June 30, 1997                  June 30, 1996

Revenue:
Shared telecommunications services $      55,602             $           41,926
Telecommunications systems                40,016                         21,846

     Total Revenue                        95,618                         63,772

Cost of Revenue:
  Shared telecommunications services      26,211                         21,090
  Telecommunications  systems             20,419                         13,718

     Total Cost of Revenue                46,630                         34,808

Gross Margin                              48,988                         28,964

Selling, General & Administrative
 Expenses:                                34,334                         22,856

Operating Income                          14,654                          6,108

Other income (expense):
Equity in loss of affiliate               (186)                        (1,699)
Net interest expense                   (14,480)                        (8,251)
                                       (14,666)                        (9,950)

Income (loss) before income taxes and extraordinary items
                                           (12)                        (3,842)
Income tax                                (208)                           (40)
Income (loss) before extraordinary item   (220)                        (3,882)
Extraordinary item, loss on early
 retirement of debt                           -                          (310)
Net Income(loss)                           (220)                        (4,192)
Preferred Stock Dividends                (2,299)                          (601)

Net income (loss) applicable to
 common stock                 $          (2,519)             $          (4,793)

Net (loss) per common share:
 Income (loss) before extraordinary
   item                       $           (0.16)            $            (0.37)
 Extraordinary item                           -                          (.02)
 Net income (loss)           $           (0.16)                        $(0.39)


Weighted Average Shares Outstanding      15,788                         12,433




The accompanying notes are an integral part of these financial statements

Shared Technologies Fairchild Inc.
Consolidated Statements of Operations
For the Three Months Ended
June 30, 1997 and 1996
(in thousands except per share data)
(unaudited)
                                   June 30, 1997                  June 30, 1996

Revenue:
Shared telecommunications services $    27,963             $           28,696
Telecommunications systems              21,025                         16,894

     Total Revenue                      48,988                         45,590

Cost of Revenue:
  Shared telecommunications services    13,092                         14,664
  Telecommunications  systems           10,885                          9,707

     Total Cost of Revenue              23,977                         24,371

Gross Margin                            25,011                         21,219

Selling, General & Administrative
 Expenses:                              17,475                         16,073

Operating Income                         7,536                          5,146

Other income (expense):
Equity in loss of affiliate               (78)                          (741)
Net interest expense                   (7,805)                        (6,992)
                                       (7,883)                        (7,733)

Income (loss) before income taxes
 and extraordinary items
                                         (347)                        (2,587)
Income tax                               (102)                           (19)
Income (loss) before extraordinary item  (449)                        (2,606)
Extraordinary item, loss on early
 retirement of debt                          -                              -
Net Income(loss)                          (449)                       (2,606)
Preferred Stock Dividends               (1,223)                         (515)

Net income (loss) applicable
 to common stock             $          (1,672)            $          (3,121)

Net (loss) per common share:
 Income (loss) before
  extraordinary item        $           (0.11)            $            (0.21)
 Extraordinary item                        -                              -
 Net income (loss)          $           (0.11)                        $(0.21)


Weighted Average Shares Outstanding    15,814                         14,900


The accompanying notes are an integral part of these financial statements

Shared Technologies Fairchild Inc.
 Consolidated Statements of Cash Flows
For the Six Months Ended
June 30, 1997 and 1996
(in thousands)
(unaudited)

                                     June 30, 1997            June 30, 1996

Cash Flows Used in Operating Activities:
  Net Income (loss)              $        (220)          $         (4,192)
  Adjustments:
  Extraordinary loss on early retirement of
   debt                                      -                       310
  Depreciation & amortization            9,423                     7,056
  Accretion of put warrant               (253)                         -
  Equity in loss of subsidiary           (194)                     1,699
  Accretion on 12 1/4% bonds            7,750                     4,227
  Change in Assets and Liabilities:
           Accounts receivable           (793)                       174
           Inventory                   (2,087)                         -
           Other current assets         (636)                     (352)
           Other assets                   81                     1,158
           Accounts payable              240                     1,532
           Accrued expenses            (811)                     1,220
           Advanced billings           (215)                     (765)
Net cash provided by operating
activities                           12,285                     12,067

Cash Flows Used in Investing Activities
  Purchases of equipment             (7,008)                   (3,931)
  Investments in subsidiaries             -                     (493)
  Acquisitions, net of cash acquired      -                   (3,766)
  Net cash used in investing
      activities                     (7,008)                   (8,190)

Cash Flows From Financing Activities:
 Preferred stock dividends           (2,299)                     (601)
Repayments of notes payable, long-term
 debt and capital lease obligations  (6,225)                 (190,016)
Borrowings under notes payable and long-term debt
                                      2,000                   244,999
Payments to affiliate                     -                   (8,407)
Deferred finance costs                 (588)                   (9,271)
Proceeds from sales of common stock     325                       354
Repayment of FII preferred stock        590                  (40,581)
Net cash provided by (used in)financing activities
                                     (6,197)                   (3,523)

Net increase (decrease) in cash        (920)                       354
Cash, Beginning of Period              2,703                       476
Cash, End of Period           $        1,783           $           830

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
     Interest                  $        6,395        $           2,419
     Income taxes                         208                        45
Non cash transactions-
     Issuance of common stock to
        acquire FII                          -                    27,750
     Issuance of preferred stock
        to acquire FII                        -                    45,000

The  accompanying  notes are an integral part of these financial statements.


Shared Technologies Fairchild Inc.
Consolidated Statement of Stockholders' Equity
For the period ended June 30, 1997
(in thousands)

                                  Series C                    Series D
                           Preferred Stock              Preferred Stock

                          Sharess      Amount           Shares         Amount

Balance, January 1, 1997    428      $      4             441         $    4

Preferred stock dividends     -             -                  -            -

Dividend accretion of special
   preferred stock            -             -                  -            -

Exercise of common stock
   options and warrants       -             -                  -            -

Issuance of common stock
  for 401k plan match
                                -             -                  -           -


Net income                      -             -                  -            -


Balance, June 30, 1997        428      $      4                441       $   4

The accompanying notes are an integral part of these financial statements

Shared Technologies Fairchild Inc.
Consolidated Statement of Stockholders' Equity
For the period ended June 30, 1997
(in thousands)

                                                                    Additional
                                     Common Stock                    Paid-in
                                  Shares     Amount                  Capital

Balance, January 1, 1997         15,682     $   63           $         76,054

Preferred stock dividends

Dividend accretion of special
preferred stock

Exercise of common stock options
and warrants
                                   140          -                         199

Issuance of common stock for 401k
 plan match                         18           -                         126

Net income
Balance, June 30, 1997          15,840     $     63          $          76,379

The accompanying notes are an integral part of these financial statements

Shared Technologies Fairchild Inc.
Consolidated Statement of Stockholders' Equity
For the period ended June 30, 1997
(in thousands)

                                                                 Total
                                         Accumulated             Stockholders'
                                         Deficit                  Equity

Balance, January 1, 1997                  (32,916)                  43,209

Preferred stock dividends                  (1,709)                 (1,709)

Dividend accretion of special
 preferred stock
                                             (590)                   (590)

Exercise of common stock options
 and warrants                                                           199

Issuance of common stock for 401k
 plan match                                                              126

Net loss                                       (220)                   (220)

Balance, June 30, 1997                     ($35,435)         $        41,015

The accompanying notes are an integral part of these financial statements

Shared Technologies Fairchild Inc.
Notes to Consolidated Financial Statements
June 30, 1997
(Unaudited)


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


2. Investment in Unconsolidated Subsidiary

     The Company's investment in its unconsolidated subsidiary, Shared Technologies Cellular, Inc. (STC), is accounted for under the equity method. Prior to December 1995, STC was a majority owned subsidiary and was included on a consolidated basis. During December 1995, STC issued approximately $3,000 in voting preferred stock to third parties. Although the Company's ownership percentage of approximately 58% did not change, the voting rights assigned to the preferred stock reduced the Company's voting interest in STC, resulting in the Company's loss of voting control of STC. Accordingly, STC has been accounted for on the equity method since 1996. At June 30, 1997 the Company had an ownership interest of approximately 35.7% in STC. Summarized balance sheet and statement of operations information for STC as of, and for the six months ended, June 30, 1997 is as follows:


                           Summarized Balance Sheet

Current assets                               $   3,050
Property and equipment, net                      1,904
Other assets                                     9,829
Total assets                                 $  14,783

Current liabilities                          $  10,374
Note payable                                     1,154
Total liabilities                               11,528
Stockholders' equity                             3,255
Total liabilities and stockholders' equity   $  14,783


                  Summarized Statement of Operations


  Revenues                                   $     12,867
  Gross margin                                      5,608
  Operating loss                                     (229)
  Net loss                                           (370)


     In August 1996 the Company reached an agreement with STC to purchase $2,500 in STC preferred stock. This investment was financed through the conversion of existing advances owed by STC to the Company in the amount of $1,200 and a cash payment of $1,300. The STC preferred stock presently are convertible into 833 shares of common stock at the Company's option. In addition, upon conversion of such STC preferred stock, the Company shall receive a warrant to purchase an additional 833 shares of STC common stock, subject to adjustment.


3. Acquisitions:

     On March 13, 1996, the Company's stockholders approved and the Company consummated its merger with Fairchild Industries, Inc.("FII"), following a reorganization transferring all non-communication assets to FII's parent, RHI Holding, Inc. ("RHI"). The Company changed its name to Shared Technologies Fairchild Inc.("STFI"). Pursuant to the merger agreement, STFI issued to RHI, 6,000 shares of common stock, 250 shares of convertible preferred stock with a $25,000 liquidation preference and 20 shares of special preferred stock with a $20,000 initial liquidation preference. In addition the Company raised in the capital market approximately $111,000 after offering expenses, through the issuance of 12 1/4% Senior Subordinated Notes Due 2006 and approximately
$125,000 (of an available $145,000) in loans from a credit facility with financial institutions. The funds were used primarily for the retirement of certain liabilities assumed from FII in connection with the merger, and the retirement of the Company's existing credit facility. In connection with the merger, the Company entered into two year employment agreements with key employees for annual compensation aggregating $1,250, and adopted the 1996 Equity Incentive Plan. The merger was accounted for using the purchase method of accounting. The total purchase consideration of approximately $71,581 was allocated to the net tangible and intangible assets of FII based upon their respective fair market values as follows:

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


     The following unaudited pro forma statements of operations for the six months ended June 30, 1996 give effect to the above acquisitions and the change in reporting of STC to the equity method (Note 2) and the pro forma effect of STC acquisitions, as if they occurred on January 1, 1996:

                                       1996

Revenues                        $     91,055
Cost of revenues                      49,151
  Gross margin                        41,904
  Selling, general and
  administrative expenses             31,767
  Operating income                    10,137
  Equity in loss of subsidiary        (1,699)
  Interest expense, net              (13,471)
  Loss before income tax expense
   and extraordinary item             (5,033)
  Income taxes                           (30)
  Loss before extraordinary item      (5,063)
  Extraordinary item. loss on early
   retirement of debt                   (332)
  Net Loss                            (5,395)
  Preferred stock dividends           (1,476)
  Loss applicable to common stock  $  (6,871)

  Net loss per common share        $    (.46)

  Weighted average number of common
    shares outstanding                14,900


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

     On July 31, 1997 the Company was served with a purported shareholder class action complaint in an action commenced in the Delaware Chancery Court in New Castle County. The Company and its directors are named as defendants. The complaint seeks injunctive relief, costs and attorneys' fees with respect to the proposed merger of the Company and Tel-Save Holdings, Inc. which was announced on July 17, 1997 (See Note 9).

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

7.  Earnings per Share:

     Statement of Financial Accounting Standards No 128, "Earnings per Share" changes the reporting requirements for earnings per share ("EPS") for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company is required to adopt this standard for its December 31, 1997 year-end and is currently evaluating the impact of this standard.



8.  Consolidating Financial Statements:

     The following unaudited statements separately show Shared Technologies Fairchild Inc. and the subsidiaries of Shared Technologies Fairchild Inc. These statements are provided to fulfill SEC reporting requirements. These subsidiaries are guarantors on the 12 1/4% Senior Subordinated Notes due 2006.

Shared Technologies Fairchild Inc.
                                                    Eliminating   Consolidated
                  STFTI         STFCC         STFI        Entries         STFI
            ------------------------------------------------------------------
Assets
Current Assets:
Cash and cash
 equivalents     $1,782                          $1                      $1,783
Accounts
receivable, net  33,314                         42                       33,356
Inventories      4,063                                                    4,063
Other current
assets           2,660                                                    2,660
        -----------------------------------------------------------------------
Total current
assets          41,819            0             43             0         41,862
       -----------------------------------------------------------------------
Equipment:
Property &
Equipment      102,942                                                 102,942
Accumulated
 depreciation  (34,112)                                               (34,112)
       -----------------------------------------------------------------------
                68,830            0            0             0         68,830
      -----------------------------------------------------------------------
Other Assets:
Investment in
 affiliates       136       84,800       82,359     (166,644)             651
Intangible
assets         250,857     7,922                                     258,779
Note Receivable            140,780                  (140,780)               -
Deferred income
 taxes                                                                      -
Other              326                                                    326
       ----------------------------------------------------------------------
              251,319      233,502       82,359     (307,424)        259,756
       -----------------------------------------------------------------------
Total
assets  $  361,968      $  233,502      $82.402     (307,424)         370,448
          =================================================================

Liabilities and
Stockholders' Equity
Current Liabilities:
Current portion of
long term debt and
capital lease oblig.        $15,374                                    15,374
Accounts payable  17,596                                               17,596
Accrued expenses   8,368       (29)                                     8,339
Accrued dividends                          843                            843
Advanced billings 6,720                                                 6,720
       -----------------------------------------------------------------------
Total current
liabilities     32,684       15,374          814             0         48,872
           ------------------------------------------------------------------
Long-term debt,
less current
portion      140,780      239,988                    (140,780)         239,988
         ----------------------------------------------------------------
Redeemable put
warrant                                       816                          816
       -----------------------------------------------------------------------
Convertible preferred
stock $.01 par value authorized
250 shares in 1997
and 1996                                    25,000                      25,000
  -----------------------------------------------------------------------
Special preferred stock                    14,757                       14,757
$.01 par value, authorized 20
shares in 1997 and 1996
               -------------------------------------------------------------
Stockholders' equity:
Preferred Stock,
Series C                                    4                            4
Preferred Stock
Series D                                    4                             4
Common Stock                               63                             63
Additional paid-in capital            76,379                          76,379
Accumulated deficit 25,214     (21,860)     (35,435)       (3,354)    (35,435)
Intercompany      163,290                               (163,290)         -
                   -----------------------------------------------------------
Total stockholders'
 equity           188,504     (21,860)      41,015     (166,644)        41,015
           -------------------------------------------------------------------
Total liabilities
 and stockholders'
equity            361,968     233,502       82,402    (307,424)        370,448
                 =============================================================

                  $     -     $-            $ -       $-              $-

REVENUE
total revenue     87,485                     8,133                      95,618
total cost of
revenue           46,630                                                 46,630
           --------------------------------------------------------------------
Gross margin    40,855         -             8,133      -               48,988
                46.70%                       100%                       51.23%


      -----------------------------------------------------------------------
Selling, general &
administrative
expenses        34,151                       183                       34,334
      -----------------------------------------------------------------------
Operating Income 6,704            -        7,950             -         14,654
Other income (expense):
Equity in loss of
 affiliate                                (8,427)         8,241          (186)
interest expense,
 net            (6,319)      (4,295)          257                     (14,480)
       -------------------------------------------------------------------

                (6,319)      (4,295)       (8170)         8,241 (14,666)
       -------------------------------------------------------------------
Income (loss) before
income taxes and
extraordinary item 385       (8,418)         (220)        8,241           (12)
     Income tax   (208)                                                  (208)
      -----------------------------------------------------------------------
Income (loss)
before
extraordinary item 177      (8,418)        (220)         8,241           (220)
Extraordinary item,
loss on early
retirement of
debt              -             -            -             -               -
           -----------------------------------------------------------------
Net income
(loss)          177      (8,418)          (220)         8,241          (220)
Preferred stock
dividends                               (2,229)                      (2,299)
         --------------------------------------------------------------------
Net income
(loss)
applicable to
common stock   177      (8,418)         (2,519)         8,241         (2,519)
        ========================================================


     9. Subsequent Event. On July 16, 1997, Shared Technologies Fairchild Inc. (the "Company"), Tel-Save Holdings Inc. ("Tel-Save"), and TSHCo, Inc. ("Merger Sub"), a wholly owned subsidiary of Tel-Save, entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement the Company shall be merged (the "Merger") with and into Merger Sub and each common stock holder of the Company shall receive for each share of the Company's common stock $11.25 worth of shares of common stock of Tel-Save based upon the average closing price of Tel-Save common stock for the 15 trading days ending on the third business day prior to the closing of the Merger. Holders of Series C and Series D preferred stock of the Company will receive preferred stock in Tel-Save with substantially identical terms to the series C and D preferred stock of the Company. The Merger is intended to be a tax-free exchange of shares and is expected to qualify for pooling of interests accounting treatment. The Merger is subject to approval of stockholders of both companies and other customary closing conditions.

     In connection with the Merger Agreement, the Company has entered into a Stock Option Agreement with Tel-Save pursuant to which Tel-Save has the option (the "Option") to acquire 3,000,000 shares of common stock of the Company upon the termination of the Merger Agreement under certain circumstances (a "Purchase Event"). The Option expires on the earlier of (a) consummation of the Merger,
(b) January 15, 1998 or (c) the termination of the Merger Agreement other than pursuant to a Purchase Event (as such term is defined in the Stock Option Agreement). In addition, the Company has entered into a Voting Agreement with Daniel Borislow, the Chairman and Chief Executive Officer of Tel-Save, pursuant to which Mr. Borislow has agreed to vote his shares of Tel-Save common stock in favor of the Merger and the Merger Agreement.

Item 2.

Management's Discussion and Analysis of Results of Operations and
Financial Condition

Results of Operations:

Six Months Ended June 30, 1997 compared to June 30, 1996

Revenues

     STFI's revenues rose to $95.6 million in 1997, an increase of 49.9% over 1996 revenues of $63.8 million. This increase was principally due to the March 13, 1996 merger with Fairchild Industries Inc. ("FII"). Shared Telecommunications Service ("STS") revenue increased $13.7 million, or 32.6%, and Telecommunications Systems ("Systems") revenue increased $18.2 million, or 83.2%.

     Approximately $7.5 million of the increase in the Systems revenue was due to the inclusion of management fees from ICS Communications, Inc. ("ICS") and GE Capital-ResCom, L.P. ("ResCom"). During this period, the Company operated as the manager of each of these businesses.

Gross Margin

     Gross margin increased to 51.2% of revenues for 1997, from 45.4% for 1996. The change in gross margin was mainly the result of changes in sales mix and the merger with FII. In addition, the revenues generated from the management agreements with ICS and ResCom, of $7.5 million, were included in Systems revenue. Costs associated with this revenue is not material and as a result have no material adverse effect on Systems gross margin. The following table sets forth the components of the Company's overall gross margin (GM) for the six months ended June 30, 1997 as a factor of sales percentage and gross margin percentage per line of business: Weighted Division Sales GM GM

    STS                                     58.2%             52.9%      30.7%

    Systems                                 41.8%             49.0%     20.5%

       Company Total                        100.0%                       51.2%


     As shown above, the 1997 gross margin was a mix of STS gross margin of 52.9% and Systems gross margin of 49.0%. In 1996, the Company's gross margin was a combination of STS gross margin of 32.7% and Systems gross margin of 12.7%.


Selling, general and administrative Expenses

     Selling, general and administrative (SG&A) expenses increased $11.5 million to $34.3 million, due entirely to the merger with FII and the associated increased headcount, goodwill amortization and other general overhead expenses. SG&A as a percentage of revenue changed only slightly from 35.8% in 1996 to 35.9% in 1997.

Operating Income

     Operating income increased by $8.5 million to $14.7 million in 1997 from $6.1 million in 1996. The increase was mainly the result of the FII merger mentioned earlier.


Interest Expense

     Interest expense net of interest income increased by $6.2 million for the six months ended June 30, 1997 over the six months ended June 30, 1996. This was attributable to the addition of approximately $245 million in new debt on March 13, 1996 in connection with the FII merger.

Net Income (Loss)

     As a result of the factors listed above, net loss for the six months ended June 30, 1997 decreased $4.0 million to $.2 million, compared to a net loss of $4.2 million in the six months ended June 30, 1996.

Three Months Ended June 30, 1997 Compared to June 30, 1996

Revenues

     STFI's revenues increased to $49.0 million in 1997, an increase of 7.4% over 1996 revenues of $45.6 million. STS revenue decreased $.7 million from $28.7 million in the three months ended June 30, 1996 to $28.0 in the three months ended June 30, 1997. This slight decrease was due to the increasing competition in the telecommunications marketplace. Systems revenue increased $4.1 million in 1997 over 1996. Of this increase, $3.5 was attributable to the management fees generated from ICS and ResCom.

Gross Margin

     Gross margin increased to 51.1% of revenues for 1997, from 46.5% for 1996. The following table sets forth the components of the Company's overall gross margin ("GM") for the three months ended June 30, 1997 as a factor of sales percentage and gross margin percentage per line of business:

                                                         Weighted
    Division                        Sales         GM         GM

    STS                             57.1%       53.2%       30.4%

    Systems                         42.9%       48.2%       20.7%

       Company Total                100.0%                  51.1%

     As shown above, the 1997 gross margin was a mix of the STS gross margin of 53.2% and Systems gross margin of 48.2%. In 1996, the Company's gross margin was a combination of STS gross margin of 48.9%, and Systems gross margin of 42.5%. A significant portion of the gross margin increase in 1997 was due to the $3.5 million of ICS and ResCom management fees.

Selling, General and Administrative Expenses

     SG&A as a percentage of revenue stayed fairly consistent in the three months ended June 30, 1997 compared to the three months ended June 30, 1996, as they were 35.7% and 35.3% respectively.

Operating Income

     Operating income increased to $7.5 million in 1997 from $5.1 million in 1996. This increase was mainly the result of the FII merger.

Interest Expense

     Interest expense net of interest income increased by $.8 million for the three months ended June 30, 1997 over the three months ended June 30, 1996. This was attributable to an increase in the accretion on the Company's books of $.5 million with the remaining amount resulting from an increase in the outstanding revolving loan facility.

Net Income

     As a result of the factors listed above, a net loss for the three months ended June 30, 1997 of $.4 million was recorded, compared to a net loss of $2.6 million for the three months ended June 30, 1996.



Liquidity and Capital Resources

     Due to the merger with FII and the associated borrowings of $245 million, the Company's liquidity and capital resources were significantly changed. At June 30, 1997 the Company had $370 million in assets, $255 million in various long and short-term debt and capital lease obligations, and $39.8 million in recently issued preferred stock. The balance sheet at June 30, 1997 showed a working capital deficit of $7.0, compared to a deficit of $20.4 million at June 30, 1996. As of June 30, 1997 the Company had available for future borrowings approximately $11 million on a credit facility. Cash provided by operations was $12.3 million for the six months ended June 30, 1997, compared to $12.1 million for the six months ended June 30, 1996.

     The Company invested $7.0 million in equipment purchases in the six months ended June 30, 1997, compared to $3.9 million in the six months ended June 30, 1996. These expenditures were used to grow additional business and sustain the Company's underlying revenue stream.

     Financing activities for the period ended June 30, 1997 involved principal payments on the Company's debt of $6.2 million, offset by a $2.0 million take down on the Company's revolver availability.

     Cash requirements for 1997 will be significant due to the acquisition of FII and associated new debt mentioned earlier. The Company anticipates to continue repaying these borrowings and providing cash for operations and capital expenditures through cash from operations.

PART II.                                 OTHER INFORMATION

Item 1.  Legal Proceedings

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

     On July 31, 1997 the Company was served with a purported shareholder class action complaint in an action commenced in the Delaware Chancery Court in New Castle County. The Company and its directors are named as defendants. The complaint seeks injunctive relief, costs and attorneys' fees with respect to the proposed merger of the Company and Tel-Save Holdings, Inc. which was announced on July 17, 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on May 23, 1997. Four matters of business were held to vote for the following purposes: (1) one election of three directors of the Company for ensuing three-year terms ("Proposal 1"); (2) to ratify certain amendments to the 1997 Equity Incentive Plan ("Proposal 2"); (3) to approve the material terms of the performance goals for the fiscal 1997 incentive compensation awards for certain executives of the Company ("Proposal 3"); and (4) to ratify the grant of certain warrants to non-employee Directors ("Proposal 4");

Proposal 1

Directors                 For              Withheld

Anthony A. Autorino        9,946,634        244,067
Thomas H. Decker           8,913,534        1,277,167
Vincent DiVincenzo         9,946,634        244,067

Proposal 2

For               Against  Abstain

9,933,829         280,324  954

Proposal 3

For               Against  Abstain

9,932,779         282,128  250

Proposal 4

For               Against  Abstain

9,920,826         287,781  6,500


Item 6.
Exhibits and Reports on Form 8-K:
(a)   Exhibits

     10.1 Agreement and Plan of Merger by and among Shared Technologies Fairchild Inc., Tel-Save Holdings Inc., and TSHCo, Inc., dated July 16, 1997. Incorporated by reference to the Company's Form 8-K filed on July 21, 1997.

     10.2 Stock Option Agreement between Shared Technologies Fairchild Inc. and Tel-Save Holdings Inc. dated July 16, 1997. Incorporated by reference to the Company's Form 8-K filed on July 21, 1997.

     10.3 Voting Agreement between Shared Technologies Fairchild Inc. and Daniel Borislow dated July 16, 1997. Incorporated by reference to the Company's Form 8-K filed on July 21, 1997.

       27       Financial Data Schedule

     99 Press Release dated July 17, 1997. Incorporated by reference to the Company's Form 8-K filed July 21, 1997.


     99 Complaint filed by Bernard Zicherman
dated July 1997.  Incorporated by reference to  the Company's
Form 8-K filed on August 4, 1997
   99       Press Release dated August 1, 1997.
Incorporated by reference to the Company's Form 8-K filed on August 4, 1997.

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



Date:  August 13, 1997