Form 10-Q
period 1997-09-30
SHARED TECHNOLOGIES FAIRCHILD INC
filed 1997-11-14
CIK 817632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES AND EXCHANGE ACT OF 1934


                  For Quarterly Period Ended September 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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


Class                              Outstanding at November 14, 1997
Common Stock,  $.004 par value              17,174,622shares

    PART I               FINANCIAL INFORMATION           PAGE


    Item 1.              Financial Statements

     Consolidated Balance Sheets as of September 30, 1997
     and December 31, 1996

     Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996

     Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996

     Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 1997

     Notes to Consolidated
     Financial Statements


     Item 2
    Management's Discussion and Analysis of Financial
    Condition and Results of Operations

    PART II              OTHER INFORMATION
    Item 1               Legal Proceedings
    Item 6               Exhibits and Reports on Form 8-K

                          Signature Page

Item 1.  Financial Statements


Shared Technologies Fairchild Inc.
Consolidated Balance Sheets
September 30, 1997 and December 31, 1996
(in thousands)


                                    September 30,1997         December 31, 1996
ASSETS                                (unaudited)
CURRENT ASSETS:
  Cash                              $           178    $              2,703
 Accounts receivable, less allowance
  for doubtful accounts of $300
  in 1997 and $611 in 1996                   34,155                  32,563
 Inventories                                  4,735                   1,976
 Other current assets                          3,961                  1,853
             Total current assets             43,029                 39,095

Equipment:
     Property & Equipment                    105,302                  95,934
     Accumulated depreciation                (37,234)                (28,169)
                                              68,068                  67,765

Other Assets:
 Investments in affiliates                       754                     457
 Intangible assets                           258,075                 261,842
 Deferred income taxes                             -                       -
 Other                                           316                     407
                                             259,145                 262,706

                 Total assets      $         370,242    $            369,566


The accompanying notes are an integral part of these financial statements

Shared Technologies Fairchild Inc.
Consolidated Balance Sheets
September 30, 1997 and December 31, 1996
(in thousands)



                                     September 30,1997        December 31, 1996
                                   (unaudited)
Liabilities and Stockholders' Equity CURRENT LIABILITIES:


  Current portion of long-term
  debt and capital lease obligations   $         16,083   $          13,576
  Accounts payable                               18,394              17,356
  Accrued expenses                                7,948               9,558
  Accrued dividends                               1,555                 435
  Advanced billings                               7,079               6,935
        Total current liabilities                51,059              47,860


Long-Term Debt and Capital Lease
Obligations less current
portion                                         239,633             238,261

Redeemable Put Warrant                              887               1,069

Convertible preferred stock
$.01 par value, authorized 250 shares,
outstanding 250 shares in 1997 and 1996           25,000              25,000

Special preferred stock
$.01 par value, authorized 200 shares,
outstanding 200 shares in 1997 and 1996           15,061              14,167

STOCKHOLDERS'  EQUITY:

 Preferred Stock, $.01 par value, authorized
 25,000 shares:
 Series C, outstanding no shares in 1997 and
 428 shares in 1996                                   -                    4
 Series D, outstanding 58 shares in 1997 and
 441 shares in 1996                                   1                     4
 Common stock; $.004 par value, 50,000 shares
 authorized, outstanding 17,186 shares in 1997
 and 15,682 shares in 1996                            69                    63
Additional paid-in capital                         78,137               76,054
Accumulated deficit                               (39,605)             (32,916)
     Total stockholders' equity                    38,602               43,209

     Total liabilities and
     stockholders' equity                $        370,242     $        369,566


The  accompanying notes are an integral part of these financial statements

Shared Technologies Fairchild Inc.
Consolidated Statements of Operations
For the Nine Months Ended
September 30, 1997 and 1996
(in thousands except per share data)
(unaudited)

                                        September 30, 1997   September 30, 1996
Revenue:
  Shared telecommunications services  $           82,539   $           69,310
  Telecommunications systems                      59,240                41,585

     Total Revenue                               141,779              110,895

Cost of Revenue:
  Shared telecommunications services               39,272               34,233
  Telecommunications  systems                      31,853               25,019

     Total Cost of Revenue                         71,125               59,252

Gross Margin                                       70,654               51,643

Selling, General & Administrative Expenses:        51,536               39,118

Operating Income                                   19,118               12,525

Other income (expense):
Equity in loss of affiliate                         (210)              (2,009)
Net interest expense                              (21,694)             (15,246)
                                                  (21,904)             (17,255)

Income (loss) before income taxes and
extraordinary items                                (2,786)              (4,730)
Income tax                                           (214)                 (74)
Income (loss) before extraordinary item            (3,000)              (4,804)
Extraordinary item, loss on early retirement
 of debt                                                -                 (310)
Net Income(loss)                                    (3,000)             (5,114)
Preferred Stock Dividends                           (3,689)             (1,682)

Net income (loss) applicable to
common stock                             $          (6,689)    $        (6,796)

Net (loss) per common share:
 Income (loss) before extraordinary item  $           (0.42)  $         (0.49)
 Extraordinary item                                      -                (.02)
 Net income (loss)                        $           (0.42)            $(0.52)


Weighted Average Shares Outstanding                 16,039               13,316

     The accompanying notes are an integral part of these financial statements



Shared Technologies Fairchild Inc.
Consolidated Statements of Operations
For the Three Months Ended
September 30, 1997 and 1996
(in thousands except per share data)
(unaudited)

                                      September 30, 1997    September 30,
                                                                  1996
Revenue:
  Shared telecommunications
  services                         $           26,937             $ 27,384
  Telecommunications systems                   19,224               19,739

     Total Revenue                             46,161               47,123

Cost of Revenue:
  Shared telecommunications services           13,061               13,143
  Telecommunications  systems                  11,434               11,301

     Total Cost of Revenue                     24,495               24,444

Gross Margin                                   21,666               22,679

Selling, General & Administrative Expenses:    17,202               16,262

Operating Income                                4,464                6,417

Other income (expense):
Equity in loss of affiliate                       (24)                (310)
Net interest expense                           (7,214)              (6,995)
                                               (7,238)              (7,305)

Income (loss) before income taxes and
extraordinary items                            (2,774)                (888)
Income tax                                         (6)                 (34)
Income (loss) before extraordinary item        (2,780)                (922)
Extraordinary item, loss on early retirement
 of debt                                            -                    -
Net Income(loss)                                (2,780)              (922)
Preferred Stock Dividends                       (1,390)            (1,081)

Net income (loss) applicable to
   common stock                         $       (4,170)       $    (2,003)

Net (loss) per common share:
 Income (loss) before extraordinary item  $       (0.25)                 $
                                                                                  (0.13)
 Extraordinary item                                    -                 -
 Net income (loss)                     $           (0.25)           $(0.13)


Weighted Average Shares Outstanding                16,531            15,066

     The accompanying notes are an integral part of these financial statements


Shared Technologies Fairchild Inc.
 Consolidated Statements of Cash Flows
For the Nine Months Ended
September 30, 1997 and 1996
(in thousands)
(unaudited)

                                         September 30,1997    September 30,1996
Cash Flows Used in Operating Activities:
  Net Income (loss)                     $        (3,000)        $(5,114)
  Adjustments:
  Extraordinary loss on early retirement of
   debt                                               -               310
  Depreciation & amortization                    14,294            11,525
  Accretion of put warrant                        (182)                 -
  Equity in loss of subsidiary                      210             2,009
  Accretion on 12 1/4% bonds                     11,782             7,803
  Amortization of discount on note                                     14
  Change in Assets and Liabilities:
           Accounts receivable                  (1,592)           (1,031)
           Inventory                            (2,759)                 -
           Other current assets                 (2,369)             (627)
           Other assets                           1,016             1,732
           Accounts payable                       1,038               646
           Accrued expenses                        (490)             2,039
           Advanced billings                         144             (472)
Net cash provided by operating activities         18,092             18,834

Cash Flows Used in Investing Activities
  Purchases of equipment                          (9,368)           (7,092)
  Investments in subsidiaries                       (507)           (1,494)
  Acquisitions, net of cash acquired              (1,240)           (4,011)
  Net cash used in investing activities          (11,115)          (12,597)
Cash Flows From Financing Activities:
    Preferred stock dividends                     (3,689)           (1,007)
    Repayments of notes payable, long-term
     debt and capital lease obligations           (9,903)         (192,004)
    Borrowings under notes payable and long-       2,000           244,999
     term debt
    Payments to affiliate                              -           (8,407)
    Deferred finance costs                          (886)           (9,416)
    Proceeds from sales of common stock             2,082               373
    Repayment of FII preferred stock                  894          (40,706)
    Net cash provided by (used in)financing
     activities                                    (9,502)           (6,168)

    Net increase (decrease) in cash                (2,525)                69

Cash, Beginning of Period                            2,703               476
Cash, End of Period                           $        178   $           545

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
     Interest                                       $12,908 $          6,300
     Income taxes                                       214              119
Non cash transactions-
     Issuance of common stock to acquire FII              -            27,750
     Issuance of preferred stock to acquire FII           -            38,269


     The accompanying notes are an integral part of these financial statements.

Shared Technologies Fairchild Inc.
Consolidated Statement of Stockholders' Equity
For the period ended September 30, 1997
(in thousands)

                                Series C                 Series D
                            Preferred Stock           Preferred Stock
                         Shares       Amount       Shares   Amount

Balance, January 1,1997    428     $      4           441       $
                                                                                         4

Preferred stock dividends   -            -             -        -

Dividend accretion of specia -            -             -       -
preferred stock

Exercise of common stock      -            -             -       -
options and warrants

Issuance of common stock for 401(k)
plan match                     -            -             -      -

Preferred stock converted to common
stock                         (428)          (4)         (383)   (3)

Net loss                        -            -             -       -


Balance, September 30,1997      -     $      -            58 $      1


     The accompanying notes are an integral part of these financial statements

Shared Technologies Fairchild Inc.
Consolidated Statement of Stockholders' Equity
For the period ended September 30, 1997
(in thousands)

                                                                      Additional
                                 Common Stock                   Paid-in
                              Shares           Amount            Capital
Balance, January 1, 1997    15,682      $         63      $         76,054

Preferred stock dividends

Dividend accretion of special
preferred stock

Exercise of common stock options
and warrants                   724                 3                 1,498

Issuance of common stock        82                 -                   580
for 401(k)plan match

Preferred stock converted      698                 3                     5
to common stock

Net Loss

Balance, September 30, 1997  17,186   $           69                $78,137

                  The accompanying notes are an integral part of these
                                  financial statements


Shared Technologies Fairchild Inc.
Consolidated Statement of Stockholders' Equity
For the period ended September 30, 1997
(in thousands)

                                                                           Total
                                                Accumulated        Stockholders'
                                                 Deficit              Equity
Balance, January 1, 1997                        (32,916)               43,209

Preferred stock dividends                        (2,795)              (2,795)

Dividend accretion of special preferred
stock                                              (894)                (894)

Exercise of common stock options and                                    1,501
warrants

Issuance of common stock for 401(k) plan                                  580
match

Preferred stock converted to common stock                                   1

Net loss                                          (3,000)              (3,000)

Balance, September 30, 1997                     ($39,605)      $        38,602

    The accompanying notes are an integral part of these financial statements



Shared Technologies Fairchild Inc.
Notes to Consolidated Financial Statements
September 30, 1997
(in thousands)
(Unaudited)

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


2. Investment in Unconsolidated Subsidiary

     The Company's investment in its unconsolidated subsidiary, Shared Technologies Cellular, Inc. (STC), is accounted for under the equity method. Prior to December 1995, STC was a majority-owned subsidiary and was included on a consolidated basis. During December 1995, STC issued approximately $3,000 in voting preferred stock to third parties. Although the Company's ownership percentage of approximately 58% did not change, the voting rights assigned to the preferred stock reduced the Company's voting interest in STC, resulting in the Company's loss of voting control of STC. Accordingly, STC has been accounted for on the equity method since 1996. At September 30, 1997 the Company had an ownership interest of approximately 25.4% in STC. Summarized balance sheet and statement of operations information for STC as of, and for the nine months ended, September 30, 1997 is as follows:


                            Summarized Balance Sheet

Current assets                               $   3,379
Property and equipment, net                      1,844
Other assets                                     9,614
Total assets                                 $  14,837

Current liabilities                          $   9,457
Note payable                                     1,193
Total liabilities                               10,650
Stockholders' equity                             4,187
Total liabilities and stockholders' equity   $  14,837


                  Summarized Statement of Operations


  Revenues                                   $     19,089
  Gross margin                                      8,430
  Operating loss                                     (471)
  Net loss                                           (670)


     In August 1996 the Company reached an agreement with STC to purchase $2,500 in STC preferred stock. This investment was financed through the conversion of existing advances owed by STC to the Company in the amount of $1,200 and a cash payment of $1,300. The STC preferred stock was convertible into 833 shares of common stock at the Company's option. In addition, upon conversion of such STC preferred stock, the Company would receive a warrant to purchase an additional 833 shares of STC common stock, subject to adjustment. Subsequently, in August 1997, the Company sold such preferred stock to a third party investor for $250 and recorded a gain of $20.


3. Acquisitions:

     On March 13, 1996, the Company's stockholders approved and the Company consummated its merger with Fairchild Industries, Inc.("FII"), following a reorganization transferring all non-communication assets to FII's parent, RHI Holding, Inc. ("RHI"). The Company changed its name to Shared Technologies Fairchild Inc.("STFI"). Pursuant to the merger agreement, STFI issued to RHI, 6,000 shares of common stock, 250 shares of convertible preferred stock with a $25,000 liquidation preference and 20 shares of special preferred stock with a $20,000 initial liquidation preference. In addition the Company raised in the capital market approximately $111,000 after offering expenses, through the issuance of 12 1/4% Senior Subordinated Notes Due 2006 and approximately
$125,000 (of an available $145,000) in loans from a credit facility with financial institutions. The funds were used primarily for the retirement of certain liabilities assumed from FII in connection with the merger, and the retirement of the Company's existing credit facility. In connection with the merger, the Company entered into two year employment agreements with key employees for initial annual compensation aggregating $1,250, and adopted the 1996 Equity Incentive Plan. The merger was accounted for using the purchase method of accounting. The total purchase consideration of approximately $71,581 was allocated to the net tangible and intangible assets of FII based upon their respective fair market values as follows:

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


     The following unaudited pro forma statements of operations for the nine months ended September 30, 1996 give effect to the above acquisitions and the change in reporting of STC to the equity method (Note 2) and the pro forma effect of STC acquisitions, as if they occurred on January 1, 1996:

                                       1996

Revenues                        $    138,178
Cost of revenues                      70,968
  Gross margin                        67,211
  Selling, general and
  administrative expenses             50,310
  Operating income                    16,901
  Equity in loss of subsidiary        (2,009)
  Interest expense, net              (20,594)
  Loss before income tax expense
   and extraordinary item             (5,702)
  Income taxes                           (64)
Extraordinary item. loss on early
   retirement of debt                   (332)
  Net Loss                            (6,098)
  Preferred stock dividends           (2,196)
  Loss applicable to common stock  $  (8,294)

  Net loss per common share        $    (.56)

  Weighted average number of common
    shares outstanding                14,849


4. Contingencies:

     In December 1995, a suit was filed against the Company alleging a breach of a letter agreement and seeking an amount in excess of $2,250 for a commission allegedly owed in connection with the merger with FII (Note 3). The Company denies that the claimant at any time was engaged in connection with the merger. The Company filed an answer in January 1996, denying that any commission is owed. This litigation is schedules for trial in December 1997. While any litigation contains an element of uncertainty, management is of the opinion that the ultimate resolution of this matter should not have a material adverse effect upon results of operations, cash flows or financial position of the Company.

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

     As of October 27, 1997, an agreement in principal had been reached between the Company and counsel for the plaintiff class, which agreement, subject to court approval, would result in dismissal of the Complaint with prejudice and release of all claims of the plaintiff class relating to the merger.

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



8.  Consolidating Financial Statements:

     The following unaudited statements separately show Shared Technologies Fairchild Inc. and the subsidiaries of Shared Technologies Fairchild Inc. These statements are provided to fulfill SEC reporting requirements. All of Shared
Technologies Fairchild Inc.'s subsidiaries are wholly owned and are full guarantors on the 12 1/4% Senior Subordinated Notes due 2006.

     Shared Technologies Fairchild Inc.
     September 30, 1997                               Eliminating Consolidated
                               STFTI    STFCC   STFI     Entries       STFI
                            --------------------------------------------------
Assets
     Current Assets:
       Cash and cash equivalents
                                150              28                       178
       Accounts receivable, net 33,766          389                     34,155
       Inventories              4,735                                    4,735
       Other current assets     3,961                                    3,961
                            --------------------------------------------------
        Total current assets   42,612       0     417           0       43,029
                            --------------------------------------------------
     Equipment:
       Property & Equipment   105,302                                  105,302
       Accumulated depreciation(37,234)                               (37,234)
                          --------------------------------------------------
       New Property & Equip.   68,068       0       0           0       68,068
                          --------------------------------------------------
     Other Assets:
     Investment in affiliates   382    47,540   55,174   (102,342)         754
       Intangible assets                7,627  250,448                 258,075
       Note Receivable                144,173           (144,173)            -
       Intercompany Receivable 143,322 228,866           (372,188)           -
       Deferred income taxes
                                                                             -
       Other                   316                                         316
                            --------------------------------------------------
       Total Other Assets     144,020 428,206  305,622   (618,703)    259,145
                        ----------------------------------------------
       Total assets        $254,700   $428,206 306,039   (618,703)   370,242

                          ==================================================
Liabilities and Stockholders' Equity
 Current Liabilities:
  Current portion of
  long term debt and
  capital lease obligations            16,083                           16,083

  Accounts payable          18,394                                      18,394
  Accrued expenses           7,488             460                       7,948
  Accrued dividends                           1,555                      1,555
  Advanced billings          7,079                                       7,079
                            ----------------------------------------------
Total current liabilities   32,961   16,083    2,015           0       51,059
                           --------------------------------------------------
Long-term debt, and current
 lease obligations
 less current portion       144,173 239,633             (144,173)     239,633
                            --------------------------------------------------
 Redeemable put warrant                            887                     887
                           --------------------------------------------------
 Convertible preferred stock                     25,000                25,000
                           --------------------------------------------------
 Special preferred stock                         15,061               15,061
                            --------------------------------------------------
 Stockholders' equity:
 Preferred Stock, Series C                           -                       -
 Preferred Stock,  Series D                          1                       1
 Common Stock                   1       1           69         (2)          69
 Additional paid-in capital  47,538  54,802     78,137    (102,340)     78,137
       Accumulated deficit   30,027 (25,635)  (43,997)                (39,605)
       Intercompany                 143,322    228,866   (372,188)           -
                            --------------------------------------------------
 Total stockholders'        77,566  172,490    263,076   (474,530)      38,602
     equity
                            -------------------------------------------------
Total liabilities and      $254,700  428,206   306,039   (618,703)   370,242
stockholders' equity
                          ==================================================

Shared Technologies Fairchild Inc.
Consolidated  Financial Statements
(continued)
                                STFTI    STFCC   STFI     Entries       STFI
                            --------------------------------------------------

     REVENUE
      Total revenue           131,980           9,799                  141,779
      Total cost of revenue    71,125                                   71,125
                             ------------------------------------------------
     Gross margin           60,855        -       9,799       -        70,654

     Gross margin %          46.11%                100%                49.83%
                            --------------------------------------------------
     Selling, general & administrative
     expenses                45,941                5,595                51,536
                            --------------------------------------------------
     Operating Income        14,914         -       4,204        -      19,118
     Other income (expense):
     Equity in loss of
     affiliate                                     (11,806)    11,596   (210)
     interest expense, net   (9,712)  (12,192)      210               (21,694)
                            --------------------------------------------------
                             (9,712) (12,192)     (11,596)     11,596  (21,904)
                            --------------------------------------------------
     Income(loss)before income
     taxes and extraordinary
     item                     5,202   (7,392)      11,596     (2,786) (12,192)
     Income tax                (214)                                    (214)
                           --------------------------------------------------
     Income (loss) before
     extraordinary item        4,988 (12,192)     (7,392)     11,596   (3,000)
     Extraordinary item, loss on early
     retirement of debt          -        -        -          -            -
                          --------------------------------------------------
     Net income (loss)         4,988 (12,192)    (7,392)      11,596   (3,000)
    Preferred stock dividends                    (3,689)               (3,689)
    Income (loss)applicable
     to comon stock             4,988 (12,192)   (11,081)    11,596    (6,689)
                         -----------------------------------------------------


     9. Merger Agreement. On July 16, 1997, the Company, Tel-Save Holdings Inc. ("Tel-Save"), and TSHCo, Inc. ("Merger Sub"), a wholly owned subsidiary of Tel-Save, entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement the Company shall be merged (the "Merger") with and into Merger Sub and each common stock holder of the Company shall receive for each share of the Company's common stock $11.25 worth of shares of common stock of Tel-Save based upon the average closing price of Tel-Save common stock for the 15 trading days ending on the third business day prior to the closing of the Merger. Holders of Series C and Series D preferred stock of the Company will receive preferred stock in Tel-Save with substantially identical terms to the series C and D preferred stock of the Company. The Merger is intended to be a tax-free exchange of shares and is expected to qualify for pooling of interests accounting treatment. The Merger is subject to approval of stockholders of both companies and other customary closing conditions.

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

     On October 30, 1997, the Tel-Save Holdings, Inc. and Shared Technologies Fairchild Inc. Joint Proxy Statement was filed with the Securities and Exchange Commission giving notice of each company's special meeting of stockholders to be held on December 1, 1997.

Item 2.

     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Nine Months Ended September 30, 1997 compared to September 30, 1996

Revenues

     STFI's revenues rose to $141.8 million in 1997, an increase of 27.8% over 1996 revenues of $110.9 million. This increase was principally due to the March 13, 1996 merger with Fairchild Industries, Inc. ("FII"). Shared Telecommunications Service ("STS") revenue increased $13.2 million, or 19.1%, and Telecommunications Systems ("Systems") revenue increased $17.6 million, or 42.5%.

     Approximately $7.0 million of the increase in the Systems revenue was due to the inclusion of management fees from ICS Communications, Inc. ("ICS") and GE Capital-ResCom, L.P. ("ResCom"). During this period, the Company operated as the manager of each of these businesses. These management agreements terminated during the third quarter of 1997.

Gross Margin

     Gross margin increased to 49.8% of revenues for 1997, from 46.6% for 1996. The change in gross margin was mainly the result of changes in sales mix and the merger with FII. In addition, the revenues generated from the management agreements with ICS and ResCom were included in Systems revenue. Since the associated cost for this revenue of approximately $9.0 million was in selling, general and administrative expense, it had no material adverse effect on Systems gross margin. The following table sets forth the components of the Company's overall gross margin (GM) for the nine months ended September 30, 1997 as a factor of sales percentage and gross margin percentage per line of business:

                                                Weighted
    Division      Sales             GM          GM

    STS           58.2%             52.4%       30.5%

    Systems       41.8%             46.2%       19.3%

   Company Total  100.0%                        49.8%


     As shown above, the 1997 gross margin was a mix of STS gross margin of 52.4% and Systems gross margin of 46.2%. In 1996, the Company's gross margin was a combination of STS gross margin of 31.1% and Systems gross margin of 14.9%.


Selling, general and administrative Expenses

     Selling, general and administrative (SG&A) expenses increased $12.4 million to $51.5 million, due entirely to the merger with FII and the associated increased headcount, goodwill amortization and other general overhead expenses. SG&A as a percentage of revenue increased from 35.3% in 1996 to 36.3% in 1997.

Operating Income

     Operating income increased by $6.6 million to $19.1 million in 1997 from $12.5 million in 1996. The increase was mainly the result of the FII merger mentioned earlier.



Interest Expense

     Interest expense net of interest income increased by $6.5 million for the nine months ended September 30, 1997 over the nine months ended September 30, 1996. This was attributable to the addition of approximately $245 million in new debt on March 13, 1996 in connection with the FII merger.

Net Income (Loss)

     As a result of the factors listed above, net loss for the nine months ended September 30, 1997 decreased $2.1 million to $3.0 million, compared to a net loss of $5.1 million in the nine months ended September 30, 1996.

Three Months Ended September 30, 1997 Compared to September 30, 1996

Revenues

     STFI's revenues decreased to $46.2 million in 1997, a decrease of 2.0% compared to 1996 revenues of $47.1 million. STS revenue decreased $.5 million from $27.4 million in the three months ended September 30, 1996 to $26.9 in the three months ended September 30, 1997. This slight decrease was due to the increasing competition in the telecommunications marketplace. Systems revenue decreased $.5 million in 1997 over 1996.

Gross Margin

     Gross margin decreased to 46.9% of revenues for 1997, from 48.1% for 1996. The following table sets forth the components of the Company's overall gross margin ("GM") for the three months ended September 30, 1997 as a factor of sales percentage and gross margin percentage per line of business:

                                              Weighted
Division          Sales             GM        GM____

STS               58.4%             51.5%      30.1%

Systems           41.6%             40.5%      16.8%

Company Total    100.0%                        46.9%

     As shown above, the 1997 gross margin was a mix of the STS gross margin of 51.5% and Systems gross margin of 40.5%. In 1996, the Company's gross margin was a combination of STS gross margin of 30.2%, and Systems gross margin of 17.9%. The gross margin decrease was due to the increasing competition in the telecommunications market place.

Selling, General and Administrative Expenses

     SG&A as a percentage of revenue increased to 37.3% in the three months ended September 30, 1997 compared to 34.5% for the three months ended September 30, 1996.

Operating Income

     Operating income decreased to $4.5 million in 1997 from $6.4 million in 1996.

Interest Expense

     Interest expense net of interest income had a slight increase of $.2 million for the three months ended September 30, 1997 over the three months ended September 30, 1996.


Net Income

          As a result of the factors listed above, a net loss for the three months ended September 30, 1997 of $2.8 million was recorded, compared to a net loss of $.9 million for the three months ended September 30, 1996.

Liquidity and Capital Resources

          Due to the merger with FII and the associated borrowings of $245 million, the Company's liquidity and capital resources were significantly changed. At September 30, 1997 the Company had $370 million in assets, $256 million in various long and short-term debt and capital lease obligations, and $40.1 million in recently issued preferred stock. The balance sheet at September 30, 1997 showed a working capital deficit of $8.0 million, compared to a deficit of $22.7 million at September 30, 1996. As of September 30, 1997 the Company had available for future borrowings approximately $11 million on a credit facility. Cash provided by operations was $18.1 million for the nine months ended September 30, 1997, compared to $12.1 million for the nine months ended September 30, 1996.

          The Company invested $9.4 million in equipment purchases in the nine months ended September 30, 1997, compared to $7.1 million in the nine months ended September 30, 1996. These expenditures were used to grow additional business and sustain the Company's underlying revenue stream.

          Financing activities for the period ended September 30, 1997 involved principal payments on the Company's debt of $9.9 million, offset by a $2.0 million take down on the Company's revolver availability. Subsequent to quarter end, the Company has drawn down an additional $5 million on its revolver bringing it to 17 million and leaving $6 million still available (net of cash set aside for letters of credit).

          Cash requirements for 1997 have been significant due to the acquisition of FII and associated new debt mentioned earlier. The Company anticipates to continue repaying these borrowings and providing cash for operations and capital expenditures through cash from operations.

PART II.                                 OTHER INFORMATION

Item 1.  Legal Proceedings

          In December 1995, a suit was filed against the Company alleging a breach of a letter agreement and seeking an amount in excess of $2,250 for a commission allegedly owed in connection with the merger with FII (Note
     3). The Company denies that the claimant at any time was engaged in connection with the merger. The Company filed an answer in January 1996, denying that any commission is owed. This litigation is scheduled for trial in December 1997. While any litigation contains an element of uncertainty, management is of the opinion that the ultimate resolution of this matter should not have a material adverse effect upon results of operations, cash flows or financial position of the Company.

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

          As of October 27, 1997, an agreement in principal had been reached between the Company and counsel for the plaintiff class, which agreement, subject to court approval, would result in dismissal of the Complaint with prejudice and release of all claims of the plaintiff class relating to the Merger.

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

          Item 5. Other  Information
     On November 13, 1997 the Company signed an agreement whereby Tel-Save Holdings, Inc. will become the exclusive provider of its long-distance services. The rates to be paid by the Company under this contract are significantly lower than rates currently paid to its existing long-distance providers.


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

         10.4     Tel-Save Holdings, Inc. and Shared
         Technologies Fairchild Inc. Joint Proxy
         Statement filed as part of S-4 registration of Tel-Save Holdings, Inc. (Reg # 333-38943)incorporated hereby by reference.

         27       Financial Data Schedule

         99       Press Release dated July 17, 1997.
         Incorporated by reference to the Company's Form 8-K filed
         July 21, 1997.

         99       Complaint filed by Bernard Zicherman
         dated July 1997. Incorporated by reference to the Company's Form 8-K filed on August 4, 1997.

         99       Press Release dated August 1, 1997.
         Incorporated by reference to the Company's Form 8-K filed on August 4, 1997.

         (b)   Reports on Form 8-K

               On July 21, 1997 the Company filed a Form 8-K, date of report July 16, 1997, in which the Company disclosed that the Company, Tel-Save Holdings, Inc. and TSHCo, Inc., a wholly owned subsidiary of Tel-Save Holdings, Inc. had entered into an Agreement and Plan of Merger.


               On August 4, 1997, the Company filed a
               Form 8-K, date of report July 31, 1997, in which the Company disclosed that is was served with a purported shareholder class action complaint in an action commenced in the Delaware Chancery Court in New Castle County.

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



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



Date:  November 14, 1997